Form 10-Q
period 1998-03-31
COMPASS INTERNATIONAL SERVICES CORP
filed 1998-05-15
CIK 1046817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number 000-23217

                   COMPASS INTERNATIONAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                             22-3540815
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

                                 One Penn Plaza
                                   Suite 4430
                            New York, New York 10119
          (Address of principal executive offices, including zip code)

                                 (212) 967-7770
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                             Yes         No   X
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         12,352,511 Shares of Common Stock, par value $.01 per share, at May 13, 1998

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                                   FORM 10-Q


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          General Information

          Compass International Services Corporation Consolidated Statement of Operations for the Three Months Ended March 31, 1998

          Compass International Services Corporation Consolidated Balance Sheets at December 31, 1997 and March 31, 1998

          Compass International Services Corporation Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1998

          Compass International Services Corporation Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1998

          The Mail Box, Inc. Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and the Two Months Ended February 28, 1998

          The Mail Box, Inc. Consolidated Balance Sheets at December 31, 1997 and February 28, 1998

          The Mail Box, Inc. Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and the Two Months Ended February 28, 1998

          Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION..............................................

Item 1    Legal Proceedings..............................................

Item 6    Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL INFORMATION

ITEM 1                         FINANCIAL STATEMENTS

GENERAL INFORMATION

Compass International Services Corporation ("Compass" or the "Company") was organized to create a leading integrated provider of outsourced business services to public and private entities throughout a customer's sales cycle. On March 4, 1998, simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), Compass acquired all of the outstanding capital stock of five companies providing accounts receivable management services, mailing services and teleservices (the "Founding Companies") in separate purchase transactions (the "Acquisitions"). The Founding Companies include The Mail Box, Inc. ("Mail Box"), National Credit Management Corporation ("NCMC"), B.R.M.C. of Delaware, Inc. ("Bomar"), Mid-Continent Agencies Inc. ("MCA") and Impact Telemarketing Group, Inc. ("Impact").

                    COMPASS INTERNATIONAL SERVICES CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands, except share data)
                                   (UNAUDITED)

                                                                  Three Months
                                                                      Ended
                                                                 March 31, 1998
                                                                 --------------
Revenues........................................................        $ 8,552
Cost of Revenues................................................          5,164
                                                                 --------------
  Gross Profit..................................................          3,388

Selling, general and administrative expenses....................          2,478
                                                                 --------------
  Operating income                                                          910

Other (income) expense:
  Interest expense..............................................             35
  Interest income...............................................            (39)
                                                                 ---------------
  Income before income taxes....................................             914
Provision for income taxes......................................             416
                                                                 ---------------
Net income......................................................        $    498
                                                                 ===============

Earnings per share:
  Basic                                                                 $   0.10
                                                                 ===============
  Diluted                                                               $   0.10
                                                                 ===============
Weighted average shares outstanding:
  Basic                                                                5,114,237
                                                                 ===============
  Diluted                                                              5,150,450
                                                                 ===============

               See Notes to Consolidated Financial Statements

                  COMPASS INTERNATIONAL SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share data)


                    ASSETS
                                             December 31, 1997   March 31, 1998
                                                 (AUDITED)         (UNAUDITED)
                                             -----------------   --------------
Current Assets
  Cash and cash equivalents                             $    -          $15,616
  Trade and other receivables, less
    allowance of $201 at March 31, 1998                      -           12,337
  Inventory                                                  -              690
  Postage on hand                                            -            1,812
  Prepaid expenses and other current assets                  -            1,402
                                             -----------------   --------------
                     Total current assets                    -           31,857
Deferred offering costs                                  3,942                -
Property and equipment, net                                  -            9,069
Goodwill                                                     -           51,152
Other assets                                                 -            2,955
                                             -----------------   --------------
                   Total assets                         $3,942          $95,033
                                             =================   ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short term debt                                       $1,045          $ 2,018
  Accounts payable and accrued expenses                  2,747           10,428
  Collections due to clients                                 -            1,934
  Postage advances and deposits                              -            1,890
  Income taxes payable                                       -              858
  Capital lease obligations                                  -              267
                                             -----------------   --------------
                 Total current liabilities               3,792           17,395

Long-term debt                                               -              145
Deferred income taxes                                        -              431
Capital lease obligations                                    -            1,329
Other non current liabilities                                -              262
                                             -----------------   --------------
                 Total liabilities                       3,792           19,562
                                             -----------------   --------------
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized,
  no shares issued or outstanding
Common Stock: 50,000,000  share authorized,
  $.01 par value, 1,682,769 and 11,833,460 shares
  issued and outstanding at December 31, 1997
  and March 31, 1998, respectively                          17              118
  Additional paid-in capital                               133           71,352
  Retained earnings                                          -            4,001
                                             -----------------   --------------
                 Total stockholders' equity                150           75,471
                                             -----------------   --------------
                 Total liabilities and
                   stockholders' equity                 $3,942          $95,033
                                             =================   ==============

                 See Notes to Consolidated Financial Statements

            COMPASS INTERNATIONAL SERVICES CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS

                         (In thousands)
                           (UNAUDITED)
                                                       Three Months
                                                           Ended
                                                      March 31, 1998
----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $    498
Adjustments to Net income to net cash
 provided by operating activities:
Depreciation                                                  205
Amortization                                                  130

CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
  OF EFFECT FROM ACQUISITIONS:
Accounts receivable                                           105
Inventories                                                    32
Postage on hand                                              (377)
Prepaid expenses and other assets                              (2)
Other liabilities                                              51
Accounts payable and accrued expenses                         388
Collections due to clients                                    461
Postage advances and deposits                                 474
Income taxes payable                                          357
                                                  ---------------
Net cash provided by operating activities                   2,322
                                                  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                            (498)
Business acquisitions net of cash acquired                (15,053)
                                                  ---------------
Net cash used in investing activities                     (15,551)
                                                  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations                       (70)
Net proceeds from initial public offering                  41,926
Repayment of debt                                         (13,011)
                                                  ---------------
Cash flows from financing activities                       28,845
                                                  ---------------

Net increase in cash and cash equivalents                  15,616
                                                  ---------------
Cash and cash equivalents, beginning of period                  0
Cash and cash equivalents at end of period               $ 15,616
                                                  ---------------

Supplemental Disclosures of cash flow information

Cash paid for interest                                   $     88
                                                  ===============
Cash paid for income taxes                               $      2
                                                  ===============

Non cash investing activities:

Fair value of net assets acquired                        $ 64,001
Value of common stock issued                              (45,660)
Value of warrants issued                                      (50)
                                                  ---------------
Net cash paid                                              18,291
Cash acquired in acquisitions                              (3,238)
                                                  ---------------
Net cash paid for acquisitions                           $ 15,053
                                                  ===============

        See Notes to Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                       (In thousands, except share data)

                                                                           Additional
                                                    Common Stock            Paid-In    Retained
                                                       Shares     Amount    Capital    Earnings  Total
                                                    ------------  ------    -------    --------  -----
Balance, December 31, 1997                            1,682,769    $ 17    $   133    $    0    $   150

Shares issued in offering                             4,715,000      47     45,995       -       46,042

Offering Costs                                                      -       (5,181)      -       (5,181)

Shares issued for Acquisitions                        5,435,691      54     16,370       -       16,424

Retained earnings of Mailbox, accounting acquiror                             -        3,503      3,503

Increase in value of shares exchanged                               -       13,985       -       13,985
 for Compass pre-offering shares

Other                                                               -           50       -           50

Net Income                                                          -         -          498        498
                                                    -----------    ----    -------    ------    -------
Balance, March 31, 1998                              11,833,460    $118    $71,352    $4,001    $75,471
                                                    ---------------------------------------------------

                 See Notes to Consolidated Financial Statements

                                     THE MAIL BOX, INC.
                                   (Accounting Acquiror)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands)
                                         (UNAUDITED)

                                            Three Months           Two Months
                                               Ended                 Ended
                                           March 31, 1997      February 28, 1998
                                           --------------      -----------------

Revenues................................           $8,064                 $5,866
Cost of Revenues........................            5,308                  3,814
                                           --------------      -----------------
  Gross Profit..........................            2,756                  2,052

Selling, general and administrative
  expenses..............................            1,816                  1,392
                                           --------------      -----------------
  Operating income......................              940                    660

  Interest expense......................               95                     71
                                           --------------      -----------------
  Income before income taxes............              845                    589
Provision for income taxes..............              301                    217
                                           --------------      -----------------
Net income..............................           $  544                 $  372
                                           ==============      =================

                                        THE MAIL BOX, INC.
                                      (Accounting Acquiror)
                                   CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)

                                                                                         December 31, 1997     February 28, 1998
ASSETS                                                                                        (AUDITED)            (UNAUDITED)
------                                                                                   -----------------     -----------------
Current assets:

Cash                                                                                      $            16      $             239
  Accounts receivable, net of allowance for doubtful accounts of $125 and
    $125, at December 31, 1997 and February 28, 1998                                                4,481                  4,411
  Inventories                                                                                         733                    722
  Postage on hand                                                                                   1,231                  1,435
  Prepaid expenses and other current assets                                                           154                    155
  Deferred income taxes                                                                                44                     44
                                                                                          ---------------      -----------------
    Total current assets                                                                            6,659                  7,006
  Property and equipment, net                                                                       4,327                  4,534
  Other assets                                                                                        304                    274
                                                                                          ---------------      -----------------
    Total assets                                                                          $        11,290      $          11,814
                                                                                          ===============      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                                          $         1,168      $           1,191
  Note payable, current portion                                                                       471                    328
  Secured equipment financing facilities, current portion                                             329                    434
  Capitalized lease obligations, current portion                                                      423                    423
  Accounts payable                                                                                  1,373                  1,519
  Accrued expenses and other liabilities                                                            1,235                  1,192
  Income taxes payable                                                                                416                    181
  Postage advances and deposits                                                                       950                  1,416
                                                                                          ---------------      -----------------
    Total current liabilities                                                                       6,365                  6,684
Long-term liabilities:
  Note payable, net of current portion                                                                242                    326
  Secured equipment financing facilities, net of current portion                                      712                    533
  Capitalized lease obligations, net of current portion                                               622                    548
  Deferred income taxes                                                                               165                    167
                                                                                          ---------------      -----------------
    Total liabilities                                                                                8,106                  8,258
Stockholders' equity:
Common stock, $.10 par value, 500,000 shares authorized, 138,900 and 138,900 shares issued and 102,900 and 96,900 shares outstanding at December 31, 1997 and
  February 28, 1998, respectively                                                                      14                     14
Additional paid in capital                                                                          1,126                  1,126
Treasury stock at cost 36,000 shares at December 31, 1997                                          (1,087)                (1,087)
Retained earnings                                                                                   3,131                  3,503
                                                                                          ---------------      -----------------
    Total stockholders' equity                                                                      3,184                  3,556
                                                                                          ---------------      -----------------
    Total liabilities and stockholders' equity                                            $        11,290      $          11,814
                                                                                          ===============      =================

                               THE MAIL BOX, INC.
                             (Accounting Acquiror)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                        Three Months         Two Months
                                                                            Ended               Ended
                                                                       March 31, 1997     February 28, 1998
                                                                       --------------     -----------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income                                                                    $   544                $  372
Adjustments to Net income to net cash (used in)
provided by operating activities:
Depreciation and amortization                                                     230                   168
Changes in deferred taxes                                                          --                     2
Changes in operating assets & liabilities:
-----------------------------------------
Accounts receivable                                                            (1,898)                   70
Inventory                                                                          90                    11
Postage on hand                                                                 3,593                  (204)
Prepaid expense and other assets                                                 (105)                   29
Income taxes payable                                                              101                  (235)
Postage advances and deposits                                                  (2,956)                  466
Accounts payable and accrued expenses                                            (488)                  103
                                                                       --------------     -----------------
Net cash (used in) provided by operating activities                              (889)                  782
                                                                       --------------     -----------------

Cash flows from investing activities:
-------------------------------------
Purchases of property & equipment                                                (325)                 (375)
                                                                       --------------     -----------------
Net cash used in investing activities                                           ($325)                ($375)
                                                                       --------------     -----------------

Cash flows from financing activities:
-------------------------------------
Net borrowings on line of credit                                                 (101)                   23
Repayments of capital lease obligations                                          (486)                  (74)
Repurchase of treasury stock                                                     (987)                   --
Repayment of debt                                                                (327)                 (133)
Proceeds from long term debt                                                    1,751                    --
                                                                       --------------     -----------------
Net cash used in financing activities                                            (150)                 (184)
                                                                       --------------     -----------------

Net (decrease) increase in cash and cash equivalents                          $(1,364)                  223
                                                                       --------------     -----------------
Cash and cash equivalents, beginning of period                                  1,419                    16
Cash and cash equivalents at end of period                                    $    55                $  239
                                                                       --------------     -----------------
Supplemental Disclosure of cash flow information
Cash paid for interest                                                        $    92                $   71
                                                                       ==============     =================
Cash paid for income taxes                                                    $   200                $  450
                                                                       ==============     =================

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

        Compass was formed in April, 1997 and organized to create a leading provider of outsourced business services to public and private entities. On March 4, 1998, Compass acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Acquisitions and the Offering occurred on that date.

        The Acquisitions were accounted for using the purchase method of accounting. For financial statement purposes, Mail Box, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, in recording the Acquisitions the accounts of Mail Box continue to be reflected on its historic basis of accounting, while the aggregate purchase price for the other Founding Companies was allocated based on the fair value of assets acquired and liabilities assumed. The allocations were based on preliminary estimates and may be revised as additional information becomes available. The excess of purchase price over the net assets acquired of approximately $51.2 million is being amortized on a straight-line basis over lives ranging from 15-40 years. The results of operations of the Founding Companies have been included in the consolidated results of the Company since the Acquisitions.

        The interim financial statements as of March 31, 1998 are unaudited. However, they have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim statements, have been included. The results of operations for the interim period are not necessarily indicative of the results for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto of Compass and the Founding Companies included in the Company's Registration Statement on Form S-1 (No. 333-37205), as amended, filed with the Securities and Exchange Commission in connection with the Offering.

2. CREDIT FACILITY

        On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. The Revolver may be used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest based on an initial increment of 125 basis point over the Interbank Offered Rate or upon a Base Rate, as defined therein. The Revolver has a three year term. The Revolver is secured by the common stock of the Founding Companies, their subsidiaries and other companies that Compass has acquired or may acquire in the future.
In addition, if the Company fails to maintain specified financial ratios, the lenders may obtain a security interest in substantially all the assets of the Company and its subsidiaries.

3.   CAPITAL STOCK

In addition to 1,682,769 shares of Compass common shares outstanding at December 31, 1997, on March 4, 1998, Compass issued an aggregate of 9,535,691 shares of Common Stock in connection with the Acquisitions (5,435,691 shares) and the Offering (4,100,000 shares). Shares issued in connection with the Offering were sold at a price to the public of $10.50 per share. The net proceeds to Compass from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $34.9 million. Of this amount, $17.9 million represents the cash consideration paid to Founding Company shareholders. An additional $13.0 million was paid by Compass to repay certain indebtedness of Founding Companies. On March 25, 1998, the underwriters' overallotment option was exercised and an additional 615,000 shares were issued, yielding net proceeds (after deducting underwriting discounts) of $6.0 million.

4.   EARNINGS PER SHARE

The period ended March 31, 1998 represents the results of operations of Compass since January 1, 1998 and the Founding Companies since March 1, 1998. The computation of basic earnings per share ("Basic EPS") for the three months ended March 31, 1998 reflects the number of shares of Common Stock outstanding (1,682,769) attributable to BGL Capital Partners, LLC and Compass management from January 1, 1998 until February 27, 1998, the number of shares following the Acquisitions and Offering (11,218,460) from February 27, 1998 until the underwriters' overallotment option was exercised on March 25, 1998 and 11,833,460 shares thereafter until March 31, 1998. Diluted earnings per share ("Diluted EPS") includes the effect of options and warrants outstanding. Compass was not formed until April 1997 and, therefore, there were no historical operating activities in the period ended March 31, 1997 for which to compute earnings per share.

Shares used in the calculation of EPS for the quarter were:

             Basic (weighted average shares outstanding)        5,114,237
             Effect of dilutive potential securities               36,213
                                                                ---------
             Shares used in calculation of Diluted EPS          5,150,450
                                                                ---------

The computation of historical Diluted EPS for the three months ended March 31, 1998 assumes the exercise of option shares (720,000) granted to management, directors and employees. The proceeds of such exercise are assumed to be used to repurchase shares in the open market based on the average per share closing price from the date of the Offering through March 31, 1998. For this computation, the average closing share price from February 27, 1998 to March 31, 1998 was $12.23. The shares used in the computation of Diluted EPS exclude warrants to purchase 100,000 shares as the exercise price was greater than the average closing market price of Common Stock.

5.   PRO FORMA RESULTS OF OPERATIONS

The unaudited pro forma financial information for the three months ended March 31, 1997 and 1998 includes the results of Compass combined with the Founding Companies as if the Acquisitions and the Offering had occurred at the beginning of each year. The pro forma financial information includes the effects of: (i) the Acquisitions and the offering; (ii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies (the "Compensation Differential"); (iii) provision for income taxes as if income were subject to corporate federal and state income taxes during the period; (iv) repayment of long term debt of $13.0 million; and (v) amortization of goodwill and other intangible assets resulting from the Acquisitions. Prior to the Acquisitions, the Founding Companies were not under common control of management. Consequently, the pro forma financial information may not be indicative of the results of operations had the Acquisitions and Offering taken place at the beginning of each year.

The estimated pro forma results were (in thousands except per share amounts):

                                              March 31,
                                           1997      1998
                                         -------    -------
Pro Forma Revenues                       $21,559    $24,586

Pro Forma Net Income                     $ 1,439    $ 1,514

Pro forma Basic Earnings Per Share       $  0.14    $  0.14

Pro forma Basic EPS was computed using a share count that included (i) 1,682,769 shares issued to BGL Capital Partners, LLC, and management of Compass; (ii) 5,435,691 shares issued to owners of the Founding Companies in connection with the Acquisitions; and (iii) 3,342,471 shares representing the number of shares sold in the Offering necessary to pay the cash portion of the consideration for the Acquisitions, to pay the underwriting discount and estimated expenses of the Acquisitions and the Offering, and to pay certain indebtedness assumed by Compass in the Acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of Compass, Mail Box and the other Founding Companies and related notes thereto included herein and in the Company's Registration Statement on Form S-1 (No. 333-37205), as amended, filed with the Securities and Exchange Commission in connection with the Offering.

Presented below are discussions of the Company's results of operations on a historic and pro forma basis. Since the Company was not formed until April, 1997 there are no comparative prior year historic operating results for the first quarter. Furthermore, since the Acquisitions did not occur until March 4, 1998, the 1998 historic operating results include only one month of results from the Founding Companies. Accordingly, management has also provided a discussion of pro forma operating results which readers may find useful. Certain statements contained in this discussion regarding future events and financial performance are not based on historical facts and, as such, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that involve uncertainties and risk. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause such differences include the timing and pace of acquisitions, the Company's ability to achieve expected growth in revenues, earnings and operating efficiencies, and other risks described in the Company's Registration Statement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998-HISTORICAL

As Compass was not formed until April, 1997, there are no historical comparable results with which to compare results for the three months ended March 31, 1998. Historical results of operations reflect the activities of Compass and the Founding Companies since February 28, 1998.

REVENUES. Revenues for the three months ended March 31, 1998 were $8.6 million.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1998 were $5.2 million, or 60.4% of revenues. Gross profit for the three months ended March 31, 1998 was $3.4 million, or 39.6% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the three months ended March 31, 1998 were $2.5 million, or 28.9% of revenues. Selling, general and administrative expense for this period included costs of public ownership that totaled $270,000.

OPERATING INCOME. Operating income from operations was $910,000, or 10.6% of revenues, for the three months ended March 31, 1998.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997-PRO FORMA

Pro forma results presented below assume Acquisitions occurred on January 1, 1997 and reflect an adjustment for the Compensation Differential.

                                           THREE MONTHS ENDED MARCH 31,
                                            1997                 1998
                                    ---------------------------------------
Revenues                            $21,559    100.0%     $24,526    100.0%
Operating Expenses                   12,909     59.9       14,977     61.1
Gross Profit                          8,650     40.1        9,549     38.9
Selling General & Administrative      5,533     25.7        6,334     25.8
Goodwill Amortization                   382      1.8          380      1.5
Operating Income                      2,735     12.7        2,835     11.6

REVENUES. Revenues increased $3.0 million, or 13.8%, from $21.6 million in the three months ended March 31, 1997 to $24.5 million in the three months ended March 31, 1998. The increase was primarily attributable to increased teleservice call volume at Impact and increases in electronic inserting for existing mail service customers at Mail Box.

OPERATING EXPENSES Operating expenses increased $2.1 million, or 16.0%, from $12.9 million in the three months ended March 31, 1997 to $15.0 million in the three months ended March 31, 1998. Operating expenses increased as a percentage of revenues as a result of higher wages in call centers at teleservice and collection operations. Mail service operating expenses declined as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $800,000, or 14.5%, from $5.5 million in the three months ended March 31, 1997 to $6.3 million in the three months ended March 31, 1998. Included in administrative expenses in the three months ended March 31, 1998 was approximately $270,000 of expenses associated with public ownership that did not exist in the three months ended March 31, 1997. As a percentage of revenue, selling, general and administrative expenses remained unchanged. Excluding the cost of public ownership, selling, general and administrative expense would have decreased as a percentage of revenues to 24.7%.

OPERATING INCOME. Operating income increased $100,000, or 3.7%, from $2.7 million in the three months ended March 31, 1997 to $2.8 million in the three months ended march 31, 1998. Excluding the cost of public ownership, operating income would have been $3.1 million, or 12.7% of revenues, in the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS

During the three months ended March 31, 1998, net cash provided by operating activities of Compass and the Founding Companies was approximately $2.3 million. Capital expenditures during the period were approximately $500,000. Repayment of Founding Company debt was approximately $13.0 million. Approximately $17.9 million was used to make cash payments to Founding Company shareholders as part of the Acquisitions.

OFFERING AND ACQUISITIONS

On March 4, 1998, Compass issued an aggregate of 9,535,691 shares of Common Stock in connection with the Acquisitions (5,435,691 shares) and the Offering (4,100,000 shares). Shares issued in connection with the Offering were sold at a price to the public of $10.50 per share. The net proceeds to Compass from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $34.9 million. Of this amount, $17.9 million represents the cash consideration paid to Founding Company shareholders. An additional $13.0 million was paid by Compass to repay certain indebtedness of Founding Companies. On March 25, 1998, the underwriters' overallotment option was exercised. Accordingly, an additional 615,000 shares were issued, yielding net proceeds (after deducting underwriting discounts) of $6.0 million. The remaining cash will be used for acquisitions and general corporate purposes.

CREDIT FACILITY

On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. The Revolver may be used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest based on an initial increment of 125 basis points over the Interbank Offered Rate or upon a Base Rate, as defined therein. The Revolver has a three year term. The Revolver is secured by the common stock of the Founding Companies, their subsidiaries and other companies that Compass has acquired or may acquire in the future. In addition, if the Company fails to maintain specified financial ratios, the lenders may obtain a security interest in substantially all the assets of the Company and its subsidiaries.

RECENT DEVELOPMENTS

In April, 1998, Compass acquired a mail services provider in Tulsa, Oklahoma for cash and stock. Compass issued 234,939 common shares in connection with the acquisition. In May, 1988, Compass purchased a mail services provider in Dallas, Texas for cash and stock. Compass issued 284,112 common shares in connection with this acquisition Also in May, Compass purchased a provider of letter-based collection service for cash and notes. The aggregate cash consideration paid in connection with these three acquisitions was $7.2 million. The Company will account for these acquisitions using the purchase method of accounting.

Compass is continuing to pursue acquisitions opportunities. The Company cannot predict, however, the timing, size or success of any acquisition effort, nor the associated potential capital commitments. The Company intends to fund future acquisitions primarily through a combination of stock and cash from the remaining proceeds of the Offering, bank borrowings and cash flows generated by the Founding Companies and other acquired operations. The Company has registered 3,000,000 shares of its Common Stock under the Securities Act of 1933 for use as consideration in future acquisitions. To the extent that sources of financing other than those described above are required to fund future acquisitions, if any, there can be no assurance that the Company can secure such financing if and when it may be needed or upon terms acceptable to the Company.

TECHNOLOGY

To continue growth through internal sources and acquisitions, it will be necessary for Compass to make capital commitments for information systems technology, among others. Compass expects that the financial systems software and hardware acquired in April, 1998 will enable the Founding Companies and operations of other acquired businesses to improve financial reporting controls and the timeliness and availability of periodic financial data. While the final date for the completion of this system implementation is uncertain, the Company estimates that the capital required in connection with this technology project will exceed $300,000 in 1998. Additionally, the capital expenditures planned for 1998 which relate to equipment needed to maintain and upgrade the operation systems and processing equipment of the Founding Companies are expected to total approximately $4.2 million.

YEAR 2000

Based on the review by an independent system consultant of Compass and the Founding Companies, no material issues relating to the Year 2000 exist. Financial reporting systems that are not compliant with the Year 2000 requirements will be replaced before December 31, 1998 with software (described in "TECHNOLOGY") that has been Year 2000 certified. The Year 2000 issues that exist relative to the operating systems of the Compass commercial collection business have been identified and are currently being corrected as part of a systems upgrade that is currently under way. The estimated cost of this system upgrade is approximately $600,000. Completion of this upgrade is expected prior to December 31, 1998.

SEASONALITY

The operations of Compass and the Founding Companies are not subject to seasonal factors that have a material impact on results from operations.

Part II  OTHER INFORMATION
Item 1   LEGAL PROCEEDINGS

  Disputes Relating to the APS Patent

  The Company is engaged in certain disputes concerning a patent (the "APS Patent") owned by the Company and used in its APS process to provide telephonic check drafting services. The following is a summary of such disputes:

  In January 1994, NCMC entered into an Intellectual Property Licensing Agreement (the "1994 Agreement") with Autoscribe Corporation ("ASC") and Robert
E. Pollin (the "Inventor"). Pursuant to the 1994 Agreement, NCMC was granted, with certain exceptions, the exclusive right to use certain intellectual property that was at the time the subject of a patent application. In March 1996, NCMC purchased the intellectual property from ASC and the Inventor pursuant to an Intellectual Property Purchase and License Agreement (the "1996 Agreement") that superseded the 1994 Agreement. The APS Patent was issued in April 1996 and assigned to NCMC.

  NCMC is a plaintiff in two lawsuits (the "Patent Infringement Lawsuits") alleging that a competitor and a former customer willfully infringed the APS Patent. In June 1996, NCMC filed a lawsuit (the "Western Union Lawsuit") against Western Union Financial Services, Inc. in the United States District Court for the Southern District of New York, and in January 1998, NCMC amended its complaint to add Affiliated Computer Services, Inc., a software provider, as a defendant. In December 1996, NCMC filed suit (the "Discover Lawsuit") against Discover Card Services, Inc., Novus Services, Inc. and Dean Witter, Discover & Co. in the United States District Court for the District of Maryland. NCMC's claims against the defendants in the Patent Infringement Lawsuits seek lost profits, damages, attorneys' fees and costs, treble damages for willful infringement and punitive damages. The defendants in the Patent Infringement Lawsuits have denied infringing the APS Patent and have challenged the validity of the APS Patent in a counterclaim. Management believes that the counterclaim is without merit. The parties to the Western Union Lawsuit are currently engaged in discovery. In the Discover Lawsuit, on March 5, 1998, following motions by both parties, the judge granted defendants' motion for summary judgment. NCMC has appealed the ruling. Compass has entered into an agreement with NCMC and its stockholders with respect to the allocation of damages, if any, awarded to NCMC in the Patent Infringement Lawsuits. See "Certain Transactions."

  In April 1997, ASC and the Inventor filed an arbitration claim against NCMC seeking rescission of the 1996 Agreement and certain monetary damages. In May 1997, NCMC filed a lawsuit against ASC and the Inventor in the Circuit Court for Montgomery County, Maryland alleging that ASC and the Inventor have violated NCMC's ownership rights to the APS Patent and exclusive rights to use the intellectual property by continuing to solicit maintenance customers and provide maintenance services in contravention of the 1996 Agreement. NCMC seeks unspecified damages and injunctive relief. ASC and the Inventor have denied NCMC's claims and have filed a counterclaim seeking rescission of the 1996 Agreement, reassignment of the APS Patent to the Inventor, reinstatement of the 1994 Agreement, the ability to participate as a plaintiff in the Patent Infringement Lawsuits, unspecified damages and other relief. ASC and the Inventor allege that the 1996 Agreement should be rescinded because the Inventor lacked the capacity to sign the 1996 Agreement and because the 1996 Agreement was the product of misrepresentations and duress and is not supported by adequate consideration. ASC and the Inventor also allege that (i) NCMC was and is required under the 1996 Agreement to pay royalties at a rate equal to 7.25% of NCMC's APS-related revenues rather than the 4.5% rate at which they have been paid; (ii) NCMC improperly offset against the royalties certain litigation expenses incurred by it in the Patent Infringement Lawsuits; (iii) NCMC failed to properly prosecute the Patent Infringement Lawsuits; and (iv) NCMC was required under the 1994 Agreement to pay royalties at the rate of 7.25% for the period between March 1, 1995 and March 1, 1996, rather than the 4.5% rate at which they were paid during such period. NCMC has denied these allegations. The litigation is currently in the discovery phase.

While NCMC believes that the counterclaims are without merit, there can be no assurance that ASC and the Inventor will not prevail with respect to some or all of their counterclaims. In the event that ASC and the Inventor are successful in their counterclaims, both an award of damages and rescission of the 1996 Agreement could occur, with the future rights of the parties being determined by the 1994 Agreement. If the 1994 Agreement were reinstated, NCMC would be required to pay royalties at the rate of 7.25% of its APS-related revenues rather than the 4.5% rate at which royalties are being paid under the 1996 Agreement. Management does not believe that a decision adverse to NCMC in this dispute would have a material adverse effect on the Company's business, results of operations or financial conditions.

  On February 18, 1998, the Inventor sent NCMC a notice of claim which alleges that NCMC, by attempting to enforce the non-competition provisions of the 1996 Agreement, has misused the APS Patent thereby rendering the APS Patent unenforceable. The notice states that ASC and the Inventor intend to hold NCMC liable for any losses or damages arising from such alleged misuse. On February 24, 1998, NCMC sent the Inventor a notice of claim in which NCMC denied the allegations of patent misuse, alleged breaches by the Inventor of certain warranties and covenants set forth in the 1996 Agreement and stated that NCMC intends to hold the Inventor and ASC liable for any damages caused by the position taken by the Inventor in the February 18 notice. Should these recent claims result in additional litigation, NCMC intends to vigorously pursue its breach of contract claims and vigorously defend against the allegations of patent misuse and unenforceability. While management believes that the Inventor's allegations are without merit, if such claims are litigated, a decision adverse to NCMC with respect to these claims could have material adverse effect on the Company's results of operations and financial condition.

  Other Disputes

  In October 1997, Mid-Continent and its New York subsidiary filed a lawsuit in the Sate of New York, Supreme Court, County of Erie (the "New York Supreme Court") against Vincent S. Burgio, Eric R. Main and Michael Luksch (all of whom are former employees of Mid-Continent's subsidiary), as well as Continental Commercial Group of New York, Inc. and L.A. Commercial Group, Inc. The complaint alleges (i) breach of employment agreement; (ii) breach of the duty of loyalty; (iii) interference with business relationships; (iv) conversion of confidential information; and (v) misappropriation of trade secrets, and seeks injunctive relief and unspecified damages. The litigation is currently in the discovery stage.

  In February 1998, the defendants in the above-described lawsuit filed two lawsuits in the New York Supreme Court. The first lawsuit, filed by Mr. Burgio, names as defendants Mid-Continent, its New York subsidiary and William Vallecourse, an employee of the subsidiary, and alleges (i) breach of contract;
(ii) breach of contract and constructive discharge; (iii) fraud; (iv) tortious interference with employment contract; and (v) unjust enrichment. The complaint seeks aggregate damages in excess of $1.3 million. The second lawsuit, filed by Messrs. Burgio, Main and Luksch, names as defendants Mid-Continent, its New York subsidiary, Les J. Kirschbaum, Mr. Vallecourse and Michelle Helmer (an employee of the New York subsidiary), alleges defamation of Messrs. Burgio, Main and Luksch and seeks aggregate compensatory damages of $1.5 million in addition to punitive damages. Mid-Continent believes that the allegations against it and its co-defendants are without merit, however, because this litigation is at an early state, its outcome cannot be predicted. Mid-Continent's stockholders have agreed to indemnify the Company for losses and damages, if any, arising from these lawsuits.

  The Company is not involved in any other legal proceedings material to the business, financial condition or results of operations of the Company.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
           A.     EXHIBITS
                        Not Applicable
           B.     FORM 8-K
                        No reports on Form 8-K were filed during the period.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1998               COMPASS INTERNATIONAL SERVICES
                                     CORPORATION


                                    By:  /s/ Richard A. Alston
                                         -------------------------------
                                         Richard A. Alston
                                         Chief Financial Officer