Form 10-Q
period 1998-06-30
COMPASS INTERNATIONAL SERVICES CORP
filed 1998-08-14
CIK 1046817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                     Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

13,122,352 Shares of Common Stock, par value $.01 per share, at August 12, 1998

                     COMPASS INTERNATIONAL SERVICES CORPORATION
                                     FORM 10-Q

                                       INDEX


PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  General Information

                  Compass International Services Corporation Consolidated Statement of Operations for the Three Months Ended June 30, 1998 (Unaudited)

                  Compass International Services Corporation Consolidated Statement of Operations for the Six Months Ended June 30, 1998 (Unaudited)

                  Compass International Services Corporation Consolidated Balance Sheets at December 31, 1997 and June 30, 1998 (Unaudited)

                  Compass International Services Corporation Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1998 (Unaudited)

                  Compass International Services Corporation Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1998 (Unaudited)

                  The Mail Box, Inc. (Accounting Acquiror) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and the Two Months Ended February 28, 1998 (Unaudited)

                  The Mail Box, Inc. (Accounting Acquiror) Consolidated Balance Sheets at December 31, 1997 and February 28, 1998 (Unaudited)

                  The Mail Box, Inc. (Accounting Acquiror) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and the Two Months Ended February 28, 1998 (Unaudited)


                  Notes to Consolidated Financial Statements (Unaudited)


         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)



PART II  OTHER INFORMATION (Unaudited)

         Item 1   Legal Proceedings

         Item 2   Changes in Securities and Use of Proceeds

         Item 6   Exhibits and Reports on Form 8-K



Signatures

                           PART I - FINANCIAL INFORMATION

ITEM 1                          FINANCIAL STATEMENTS

GENERAL INFORMATION

Compass International Services Corporation ("Compass" or the "Company") was organized to create a leading integrated provider of outsourced business services to public and private entities throughout a customer's sales cycle. On March 4, 1998, simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), Compass acquired all of the outstanding capital stock of five companies providing accounts receivable management services, mailing services and teleservices (the "Founding Companies") in separate purchase transactions (the "Founding Companies Acquisition"). The Founding Companies included The Mail Box, Inc. ("Mail Box"), National Credit Management Corporation ("NCMC"), B.R.M.C. of Delaware, Inc. ("Bomar"), Mid-Continent Agencies Inc. ("MCA") and Impact Telemarketing Group, Inc. ("Impact"). Prior to the Offering and the closing of the Founding
Companies Acquisitions, Compass had no operating activities. On June 1, 1998, Compass reorganized its consumer collections businesses by merging Bomar and the consumer collections businesses of NCMC and MCA into Compass Receivables Management Corporation, a newly created entity and a wholly owned subidiary of Compass.




                     COMPASS INTERNATIONAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)


                                                                    THREE MONTHS
                                                                         ENDED
                                                                    JUNE 30, 1998
                                                                   --------------
Revenues                                                           $      33,622

Cost of Revenues                                                          21,830
                                                                   -------------

Gross Profit                                                              11,792

Selling, general and administrative expenses                               7,970
                                                                   -------------

Operating income                                                           3,822

Interest expense                                                            (241)
Interest income                                                               60
                                                                   -------------

Income before income taxes                                                 3,641

Provision for income taxes                                                 1,663
                                                                   -------------

Net income                                                         $       1,978
                                                                   =============


Earnings per share:
  Basic                                                            $        0.16
                                                                   =============
  Diluted                                                          $        0.16
                                                                   =============


Weighted average shares outstanding:
  Basic                                                               12,523,516
                                                                   =============
  Diluted                                                             12,665,891
                                                                   =============





                 See Notes to Consolidated Financial Statements

                     COMPASS INTERNATIONAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)


                                                                    SIX MONTHS
                                                                       ENDED
                                                                   JUNE 30, 1998
                                                                   -------------
Revenues                                                           $      42,174

Cost of Revenues                                                          26,994
                                                                   -------------
Gross Profit                                                              15,180

Selling, general and administrative expenses                              10,448
                                                                   -------------
Operating income                                                           4,732

Interest expense                                                            (276)
Interest income                                                               99
                                                                   -------------

Income before income taxes                                                 4,555

Provision for income taxes                                                 2,079
                                                                   -------------
Net income                                                         $       2,476
                                                                   =============


Earnings per share:
  Basic                                                            $        0.28
                                                                   =============
  Diluted                                                          $        0.28
                                                                   =============


Weighted average shares outstanding:
  Basic                                                                8,839,344
                                                                   =============
  Diluted                                                              8,929,144
                                                                   =============






                 See Notes to Consolidated Financial Statements

                     COMPASS INTERNATIONAL SERVICES CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         DECEMBER 31,   JUNE 30,
                                                             1997         1998
                                                           (AUDITED)   (UNAUDITED)
                                                           ---------   -----------
      ASSETS
Current Assets
  Cash and cash equivalents                                 $    -      $  8,919
  Trade and other receivables, less
    allowance of $395 at June 30, 1998                           -        15,778

  Inventory                                                      -         1,382
  Postage on hand                                                -         1,937
  Prepaid expenses and other current assets                      -         2,301
                                                            ------      --------
      Total current assets                                       -        30,317

Deferred offering costs                                      3,942             -
Property and equipment, net                                      -        14,696
Goodwill                                                         -        84,003
Other assets                                                     -         1,410
                                                            ------      --------
      Total assets                                          $3,942      $130,426
                                                            ======      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short term debt                                           $1,045      $  3,516
  Accounts payable and accrued expenses                      2,747        10,451
  Collections due to clients                                     -         3,804
  Postage advances and deposits                                  -         2,001
  Income taxes payable                                           -           505
  Capital lease obligations                                      -           954
                                                            ------      --------

      Total current liabilities                              3,792        21,231

Long-term debt                                                   -        19,780
Capital lease obligations                                        -         1,604
Other non-current liabilities                                    -           622
                                                            ------      --------

      Total liabilities                                      3,792        43,237
                                                            ------      --------

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized,
     no shares issued or outstanding                             -             -
  Common Stock: 50,000,000 share authorized,
     $.01 par value, 1,682,769 and 13,108,067 shares
     issued and outstanding at December 31, 1997
     and June 30, 1998, respectively                            17           131
  Additional paid-in capital                                   133        81,079
  Retained earnings                                              -         5,979
                                                            ------      --------

      Total stockholders' equity                               150        87,189
                                                            ------      --------

      Total liabilities and stockholders' equity            $3,942      $130,426
                                                            ======      ========





                 See Notes to Consolidated Financial Statements

                     COMPASS INTERNATIONAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                        SIX MONTHS
                                                                           ENDED
                                                                       JUNE 30,1998
                                                                       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $      2,476
Adjustments to Net income to net cash
   provided by operating activities:
  Depreciation                                                                1,107
  Amortization                                                                  646
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
    OF EFFECT FROM ACQUISITIONS:
  Accounts receivable                                                         1,969
  Inventories                                                                  (140)
  Postage on hand                                                              (423)
  Prepaid expenses and other current assets                                    (672)
  Other assets                                                                  335
  Accounts payable and accrued expenses                                      (1,276)
  Collections due to clients                                                    382
  Postage advances and deposits                                                 431
  Income taxes payable                                                          (63)
  Other non-current liabilities                                                  (8)
                                                                       ------------

Net cash provided by operating activities                                     4,764
                                                                       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                          (3,055)
  Business acquisitions, net of cash acquired                               (37,663)
                                                                       ------------

Net cash used in investing activities                                       (40,718)
                                                                       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations                                      (734)
  Net proceeds from initial public offering                                  40,368
  Proceeds from revolving credit facility borrowings                         19,500
  Repayment of debt                                                         (14,261)
                                                                       ------------

Cash flows from financing activities                                         44,873
                                                                       ------------

Net increase in cash and cash equivalents                                     8,919

Cash and cash equivalents, beginning of period                                    0
                                                                       ------------

Cash and cash equivalents, end of period                               $      8,919
                                                                       ------------
Supplemental Disclosures of cash flow information
Cash paid for interest                                                 $        265
                                                                       ============
Cash paid for income taxes                                             $        673
                                                                       ============

Non cash investing activities:
  Fair value of net assets acquired                                    $    100,077
  Value of common stock issued                                              (56,044)
  Value of warrants issued                                                      (50)
  Notes Issued                                                               (1,300)
                                                                       ------------
  Net cash paid                                                              42,683
  Cash acquired in acquisitions                                              (5,020)
                                                                       ------------
  Net cash paid for acquisitions                                       $     37,663
                                                                       ============



                 See Notes to Consolidated Financial Statements

                     COMPASS INTERNATIONAL SERVICES CORPORATION

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED JUNE 30, 1998
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                               COMMON STOCK        ADDITIONAL
                                               ------------          PAID-IN      RETAINED
                                           SHARES       AMOUNT       CAPITAL      EARNINGS      TOTAL
                                           ------       ------       -------      --------      -----
Balance, December 31, 1997                1,682,769       $ 17       $   133       $    -      $   150

Shares issued in Offering                 4,715,000         47        45,995            -       46,042

Offering Costs                                    -          -        (5,825)           -       (5,825)

Shares issued for Acquisitions            6,710,298         67        26,741            -       26,808

Retained earnings of Mailbox,
  accounting acquiror                             -          -             -        3,503        3,503

Increase in value of shares exchanged
  for Compass pre-offering shares                 -          -        13,985            -       13,985

Other                                             -          -            50            -           50

Net Income                                        -          -             -        2,476        2,476
                                         ----------       ----       -------       ------      -------

Balance, June 30, 1998                   13,108,067       $131       $81,079       $5,979      $87,189
                                         ==========       ====       =======       ======      =======










                 See Notes to Consolidated Financial Statements

                                 THE MAIL BOX, INC.
                               (ACCOUNTING ACQUIROR)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                THREE MONTHS     SIX MONTHS        TWO MONTHS
                                                   ENDED            ENDED             ENDED
                                                  JUNE 30,         JUNE 30,        FEBRUARY 28,
                                                   1997             1997              1998
                                                   ----             ----              ----
Revenues                                          $7,740           $15,804          $   5,866

Cost of Revenues                                   5,059            10,367              3,814
                                                  -------          -------          ---------

Gross Profit                                        2,681            5,437              2,052

Selling, general and administrative
   expenses                                         1,837            3,653            1,392
                                                  -------          -------          ---------

Operating income                                      844            1,784              660

Interest expense                                      114              209               71
                                                  -------          -------          ---------

Income before income taxes                            730            1,575              589

Provision for income taxes                            261              562              217
                                                  -------          -------          ---------

Net income                                        $   469           $1,013        $     372
                                                  =======          =======          =========


                See Notes to Consolidated Financial Statements

                                 THE MAIL BOX, INC.
                               (ACCOUNTING ACQUIROR)
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         DECEMBER 31,   FEBRUARY 28,
                                                             1997           1998
                                                           (AUDITED)     (UNAUDITED)
                                                           ---------     -----------
ASSETS

Current assets:
  Cash                                                   $      16      $      239
  Accounts receivable, net of allowance for doubtful
    accounts of $125 and $125, at December 31, 1997
    and February 28, 1998                                    4,481           4,411
  Inventories                                                  733             722
  Postage on hand                                            1,231           1,435
  Prepaid expenses and other current assets                    154             155
  Deferred income taxes                                         44              44
                                                         ---------      ----------
    Total current assets                                     6,659           7,006

Property and equipment, net                                  4,327           4,534
Other assets                                                   304             274
                                                         ---------      ----------
    Total assets                                         $  11,290      $   11,814
                                                         =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                         $   1,168      $    1,191
  Note payable, current portion                                471             328
  Secured equipment financing facilities,
    current portion                                            329             434
  Capitalized lease obligations, current portion               423             423
  Accounts payable                                           1,373           1,519
  Accrued expenses and other liabilities                     1,235           1,192
  Income taxes payable                                         416             181
  Postage advances and deposits                                950           1,416
                                                         ---------      ----------
    Total current liabilities                                6,365           6,684

Long-term liabilities:
  Note payable, net of current portion                         242             326
  Secured equipment financing facilities, net
    of current portion                                         712             533
  Capitalized lease obligations, net of current
    portion                                                    622             548
  Deferred income taxes                                        165             167
                                                         ---------      ----------
    Total liabilities                                        8,106           8,258

Stockholders' equity:
Common stock, $.10 par value, 500,000 shares
  authorized, 138,900 and 138,900 shares
  issued and 102,900 and 96,900 shares
  outstanding at December 31, 1997 and
  February 28, 1998, respectively                               14              14
Additional paid in capital                                   1,126           1,126
Treasury stock at cost 36,000 shares at
  December 31, 1997                                         (1,087)         (1,087)
Retained earnings                                            3,131           3,503
                                                         ---------      ----------
  Total stockholders' equity                                 3,184           3,556
                                                         ---------      ----------
  Total liabilities and stockholders' equity             $  11,290      $   11,814
                                                         =========      ==========


                See Notes to Consolidated Financial Statements

                                 THE MAIL BOX, INC.
                               (ACCOUNTING ACQUIROR)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                             SIX MONTHS    TWO MONTHS
                                                                ENDED         ENDED
                                                              JUNE 30,    FEBRUARY 28,
                                                                1997          1998
                                                                ----          ----

Cash Flows from Operating Activities:
Net Income                                                    $ 1,013       $  372
Adjustments to Net income to net cash
    provided by operating activities:
  Depreciation and amortization                                   467          168
  Provision for doubtful accounts                                  45           --
  Changes in deferred taxes                                        22            2

Changes in operating assets & liabilities:
  Accounts receivable                                             764           70
  Inventory                                                       346           11
  Postage on hand                                               1,676         (204)
  Prepaid expense and other assets                                (89)          29
  Income taxes payable                                            106         (235)
  Postage advances and deposits                                (3,213)         466
  Accounts payable and accrued expenses                          (291)         103
                                                              -------       ------
Net cash provided by operating activities                         846          782
                                                              -------       ------

Cash flows from investing activities:
  Purchases of property & equipment                              (784)        (375)
  Proceeds from disposal of property and equipment                 38           --
                                                              -------       ------
Net cash used in investing activities                            (746)        (375)
                                                              -------       ------

Cash flows from financing activities:
  Net (payments) borrowings on line of credit                    (569)          23
  Repayments of capital lease obligations                        (305)         (74)
  Repurchase of treasury stock                                   (987)          --
  Repayment of debt                                              (160)        (133)
  Proceeds from long term debt                                  1,360           --
                                                              -------        -----
Net cash used in financing activities                            (661)        (184)
                                                              -------        -----

Net (decrease) increase in cash and
  cash equivalents                                               (561)         223

Cash and cash equivalents, beginning of period                  1,419           16
                                                              -------        -----

Cash and cash equivalents, end of period                      $   858        $ 239
                                                              =======        =====


Supplemental Disclosure of cash flow information
  Cash paid for interest                                      $   207        $  71
                                                              =======        =====
  Cash paid for income taxes                                  $   433        $ 450
                                                              =======        =====

Noncash investing and financing activities:
  Equipment acquired under capital leases                     $   594        $  --
                                                              =======        =====


                See Notes to Consolidated Financial Statements

                     COMPASS INTERNATIONAL SERVICES CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (UNAUDITED)

1.    BASIS OF PRESENTATION

      Compass was formed in April, 1997 and organized to create a leading provider of outsourced business services to public and private entities. On March 4, 1998, Compass acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Founding Companies Acquisitions and the Offering occurred on that date. Prior to Offering and the closing of the Founding Companies Acquisitions, Compass had no operating activities.

      The Founding Companies Acquisitions were accounted for using the purchase method of accounting. For financial statement purposes, Mail Box, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, in recording the Founding Companies Acquisitions the accounts of Mail Box continue to be reflected on its historic basis of accounting, while the aggregate purchase price for the other Founding Companies was allocated based on the fair value of assets acquired and liabilities assumed. The allocations were based on preliminary estimates and may be revised as additional information becomes available. The excess of purchase price over the net assets acquired of approximately $54.2 million is being amortized on a straight-line basis over lives ranging from 15-40 years. The results of operations of the Founding Companies have been included in the consolidated results of the Company since the Founding Companies Acquisitions.

      The interim financial statements as of June 30, 1998 are unaudited. However, they have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim statements, have been included. The results of operations for the interim period are not necessarily indicative of the results for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto of Compass and the Founding Companies included in the Company's Registration Statement on Form S-1 (No. 333-37205), as amended, filed with the Securities and Exchange Commission in connection with the Offering.

2. ACQUISITIONS

      During the three months ended June 30, 1998, Compass acquired all of the outstanding capital stock of two mail services providers, Bender Direct Mail Service, Inc. and Maher & Associates Mailing Services, Inc., located in Tulsa, Oklahoma and Dallas, Texas, respectively. Compass also acquired all of the outstanding capital stock of two affiliated direct mail printing service providers, MetroWebb, Inc. and MWI Laser Group, Inc., both located in Dallas, Texas.

      During the three months ended June 30, 1998, Compass also acquired the assets and assumed certain liabilities of Delivery Verification Service, Inc., a provider of letter-based accounts receivable collection services based in Wilmington, Delaware, and Nationwide Debt Recovery, Ltd., a provider of consumer accounts receivable collection services based in Houston, Texas. Compass also acquired all of the outstanding capital stock of Midwest Collection Service, Inc., an Indiana based provider of accounts receivable collection services to the healthcare sector.

      The acquisitions described above (collectively the "Purchase Acquisitions") were acquired for an aggregate purchase price of approximately $36.2 million, which includes acquisition related costs. In addition, certain of the Purchase Acquisitions provide that contingent payments may be payable by Compass in calendar 1999 based on certain of the acquisitions attaining certain earnings levels during the remainder of calendar 1998. The Purchase Acquisitions were funded by Compass with cash payments aggregating $24.5 million, of which $19.5 million was borrowed under the $35 million revolving credit facility, the issuance of 1,274,607 shares of common stock and $1.3 million of notes.

      The Purchase Acquisitions will each be accounted for using the purchase method of accounting. The excess of the purchase price over the net assets acquired of approximately $30.4 million is being amortized on a straight-line basis over 40 years subject to revision as additional information becomes available. The results of the operations of the Purchase Acquisitions have been included in the consolidated results of operations of the Company from their respective dates of acquisition.


3. CREDIT FACILITY

      On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. On August 7, 1998, the Revolver was amended to increase the total amount available to $50 million. The Revolver may be used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest based on an initial increment of 125 basis point over the Interbank Offered Rate or upon a Base Rate, as defined therein. The Revolver has a three year term. The Revolver is secured by the common stock of Compass' current and future subsidiaries.
In addition, if the Company fails to maintain specified financial ratios, the lenders may obtain a security interest in substantially all the assets of the Company and its subsidiaries.

4. CAPITAL STOCK

      In addition to 1,682,769 shares of Compass common shares outstanding at December 31, 1997, on March 4, 1998, Compass issued an aggregate of 9,535,691 shares of Common Stock in connection with the Founding Companies Acquisitions (5,435,691 shares) and the Offering (4,100,000 shares). Shares issued in connection with the Offering were sold at a price to the public of $10.50 per share. The net proceeds to Compass from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $34.2 million. Of this amount, $17.6 million represents the cash consideration paid to Founding Company shareholders. An additional $13.5 million was paid by Compass to repay certain indebtedness of Founding Companies. On March 25, 1998, the underwriters' overallotment option was exercised and an additional 615,000 shares were issued, yielding net proceeds (after deducting underwriting discounts) of $6.0 million.

      During the three months ended June 30, 1998, Compass issued an additional 1,274,607 shares of unregistered common stock, which contain restrictions on transfer, in connection with the Purchase Acquisitions.

5. EARNINGS PER SHARE

      The six months ended June 30, 1998 represent the results of operations of Compass since January 1, 1998, the Founding Companies since March 1, 1998 and the Purchase Acquisitions since their respective dates of acquisition.

      The computation of basic earnings per share ("Basic EPS") for the six months ended June 30, 1998 reflects the number of shares of Common Stock outstanding (1,682,769) attributable to BGL Capital Partners, LLC and Compass management from January 1, 1998 until February 27, 1998, the number of shares following the Founding Companies Acquisitions and Offering (11,218,460) from February 27, 1998 until March 25, 1998, the number of shares following the exercise of the underwriters' overallotment option (11,833,460) from March 25, 1998 until the respective dates of the Purchase Acquisitions that occurred during the three months ended June 30,1998 and the number of shares then outstanding (13,108,067) for the remainder of the period ended June 30, 1998. The computation of basic earnings per share for the three months ended June 30, 1998 reflects the number of shares of Common Stock outstanding as of April 1,

1998 (11,833,460) plus the effect of the additional shares issued in connection with the Purchase Acquisitions from their respective dates for the remainder of the three months ended June 30, 1998. Diluted earnings per share ("Diluted EPS") for the three and six months ended June 30, 1998 includes the effect of shares issuable for dilutive options and warrants outstanding, net of treasury shares that could be purchased in the open market based on the average closing share price for the periods presented.

                                                        Three Months    Six Months
                                                            Ended          Ended
Shares used in the calculation of
   Basic and Diluted EPS:                               June 30, 1998  June 30, 1998
                                                        -------------  -------------

Basic (weighted average shares outstanding)             12,523,516      8,839,344
Effect of dilutive potential securities                    142,375         89,800
                                                        ----------      ---------
Shares used in calculation of Diluted EPS               12,665,891      8,929,144
                                                        ----------      ---------




6. PRO FORMA RESULTS OF OPERATIONS

      The unaudited pro forma financial information for the three and six months ended June 30, 1997 and 1998 includes the results of Compass combined with the Founding Companies and the Purchase Acquisitions as if the Offering and Founding Companies Acquisitions and the Purchase Acquisition had all occurred at the beginning of each year. The pro forma financial information includes the effects of: (i) the Founding Companies Acquisitions and the Offering; (ii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies (the "Compensation Differential"); (iii) provision for income taxes as if income were subject to corporate federal and state income taxes during the period; (iv) repayment of long term debt of;
(v) amortization of goodwill and other intangible assets resulting from the Founding Companies Acquisitions and the Purchase Acquisitions; and (vi) interest expense on additional debt for the Purchase Acquisitions. Prior to the Founding Companies Acquisitions and the Purchase Acquisitions, the operations of each company were not under the common control of management. Consequently, the pro forma financial information may not be indicative of the results of operations had the Founding Companies Acquisitions and Offering and the Purchase Acquisitions taken place at the beginning of each year.

The pro forma results were (in thousands except per share amounts):


                                                Three Months         Three Months
                                                    Ended                Ended
                                                June 30, 1997        June 30,1998
                                                -------------        ------------
Pro Forma Revenues                                 $31,449             $35,262
Pro Forma Net Income                               $ 1,380             $ 2,422
Pro forma Basic Earnings Per Share                 $  0.11             $  0.19



                                                 Six Months           Six Months
                                                    Ended                Ended
                                                June 30, 1997        June 30,1998
                                                -------------        ------------
Pro Forma Revenues                                 $61,984             $71,026
Pro Forma Net Income                               $ 3,216             $ 4,727
Pro forma Basic Earnings Per Share                 $  0.25             $  0.36





      Pro forma Basic EPS was computed using a share count that included (i) 1,682,769 shares issued to BGL Capital Partners, LLC, and management of Compass;
(ii) 5,435,691 shares issued to owners of the Founding Companies in connection with the Founding Companies Acquisitions; (iii) 4,715,000 shares representing the number of shares sold in the Offering; and (iv) 1,274,607 shares issued in connection with the Purchase Acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

      The following discussion should be read in conjunction with the Financial Statements of Compass, Mail Box and the other Founding Companies and related notes thereto included herein and in the Company's Registration Statement on Form S-1 (No. 333-37205), as amended, filed with the Securities and Exchange Commission in connection with the Offering.

      Presented below are discussions of the Company's results of operations on a historic and pro forma basis. Although the Company was formed in April, 1997, there were no operating activities prior to the Offering and the closing of the Founding Companies Acquisitions. Furthermore, since the Founding Companies Acquisitions did not occur until March 4, 1998, the historic operating results for the six months ended June 30, 1998 include only four months of results from the Founding Companies and include the results for the Purchase Acquisitions from their respective dates of acquisition. Accordingly, management has also provided a discussion of the pro forma operating results which readers may find useful.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998-HISTORICAL

Historical results of operations reflect the activities of Compass and the Founding Companies since February 28, 1998 and the Purchase Acquisition since their respective dates of acquisition during the three months ended June 30, 1998.

Revenues. Revenues for the three months ended June 30, 1998 were $33.6 million.

Operating Expenses. Operating expenses for the three months ended June 30, 1998 were $21.8 million, or 64.9% of revenues. Gross profit for the three months ended June 30, 1998 was $11.8 million, or 35.1% of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 were $8.0 million, or 23.7% of revenues.

Operating Income. Operating income was $3.8 million, or 11.4% of revenues, for the three months ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1998-HISTORICAL

Historical results of operations reflect the activities of Compass and the Founding Companies since February 28, 1998 and the Purchase Acquisition since their respective dates of acquisition during the three months ended June 30, 1998.

Revenues. Revenues for the six months ended June 30, 1998 were $42.2 million.

Operating Expenses. Operating expenses for the six months ended June 30, 1998 were $27.0 million, or 64.0% of revenues. Gross profit for the six months ended June 30, 1998 was $15.2 million, or 36.0% of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 were $10.4 million, or 24.8% of revenues.

Operating Income. Operating income was $4.7 million, or 11.2% of revenues, for the six months ended June 30, 1998.



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997-PRO FORMA

Pro forma results presented below assume that the Founding Companies Acquisitions and the Purchase Acquisitions occurred on January 1, 1997 and reflect certain pro forma adjustments. See Note 6 of Notes to Consolidated Financial Statements.

                                               THREE MONTHS ENDED JUNE 30,
                                              1997                  1998
                                              ----                  ----

Revenues                                 $31,449  100.0%       $35,261   100.0%
Operating Expenses                        20,796   66.1         22,715    64.4
Gross Profit                              10,653   33.9         12,546    35.6
Selling, General & Administrative          7,329   23.3          7,419    21.0
Operating Income                           2,764    8.8          4,567    13.0

Revenues. Revenues increased $3.8 million, or 12.1%, from $31.4 million in the three months ended June 30, 1997 to $35.3 million in the three months ended June 30, 1998. The increase was primarily attributable to increases in printing and mailing services and increased teleservices call volume.



Operating Expenses Operating expenses increased $1.9 million, or 9.2%, from $20.8 million in the three months ended June 30, 1997 to $22.7 million in the three months ended June 30, 1998. The increase was primarily attributable to increases in operating expenses for the printing, mailing and teleservices operations, which increases were at rates proportionately less than the increases in their respective revenues, partially offset by a decrease in operating expenses at the collections and receivable management operations.



Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $142,000, or 1.9%, from $7.3 million in the three months ended June 30, 1997 to $7.5 million in the three months ended June 30, 1998. This increase was at rates proportionately less than the increase in revenues which caused selling, general and administrative expenses to decrease as a percentage of revenue from 23.3% to 21.2%.

Operating Income. Operating income increased $1.8 million, or 63.4%, from $2.8 million in the three months ended June 30, 1997 to $4.5 million in the three months ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997-PRO FORMA

Pro forma results presented below assume that the Founding Companies Acquisitions and the Purchase Acquisitions occurred on January 1, 1997 and reflect certain pro forma adjustments. See Note 6 of Notes to Consolidated Financial Statements.

                                                  SIX MONTHS ENDED JUNE 30,
                                                1997                  1998
                                                ----                  ----
Revenues                                 $61,984  100.0%         $71,025  100.0%
Operating Expenses                        40,461   65.3           45,919    64.7
Gross Profit                              21,523   34.7           25,106    35.3
Selling, General & Administrative         14,140   22.8           15,120    21.3
Operating Income                           6,263   10.1            8,860    12.5

Revenues. Revenues increased $9.0 million, or 14.6%, from $62.0 million in the six months ended June 30, 1997 to $71.0 million in the six months ended June 30, 1998. The increase was primarily attributable to increases in printing and mailing services and increased teleservices call volumes.


Operating Expenses Operating expenses increased $5.5 million, or 13.5%, from $40.4 million in the six months ended June 30, 1997 to $45.9 million in the six months ended June 30, 1998. The increases were primarily attributable to increases in operating expenses for the printing, mailing and teleservices operations, which increases were at rates proportionately less than the increases in their respective revenues, partially offset by a decrease in operating expenses at the collections and receivable management operations.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million, or 7.1%, from $14.1 million in the six months ended June 30, 1997 to $15.1 million in the six months ended June 30, 1998. These increases were at rates proportionately less than the increase in revenues which caused selling, general and administrative expenses to decrease as a percentage of revenue from 22.8% to 21.3%.



Operating Income. Operating income increased $2.6 million, or 41.3%, from $6.3 million in the six months ended June 30, 1997 to $8.8 million in the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS

During the six months ended June 30, 1998, net cash provided by operations activities was approximately $4.8 million. This was comprised of primarily $4.2 million of earnings before depreciation and amortization and a $2.0 million decrease of accounts receivable. Capital expenditures of approximately $3.0 million were comprised primarily of purchases of equipment for mailing services and teleservices. Repayment of debt was approximately $14.3 million. Proceeds from borrowing on the revolving credit facility were $19.5 million.


OFFERING AND ACQUISITIONS

      On March 4, 1998, Compass issued an aggregate of 9,535,691 shares of Common Stock in connection with the Founding Companies Acquisitions (5,435,691 shares) and the Offering (4,100,000 shares). Shares issued in connection with the Offering were sold at a price to the public of $10.50 per share. The net proceeds to Compass from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $34.2 million. Of this amount, $17.6 million represents the cash consideration paid to Founding
Company shareholders. An additional $13.5 million was paid by Compass to repay certain indebtedness of Founding Companies. On March 25, 1998, the underwriters' overallotment option was exercised. Accordingly, an additional 615,000 shares were issued, yielding net proceeds (after deducting underwriting discounts) of $6.0 million.

      During the three months ended June 30, 1998, the Company consummated the Purchase Acquisitions that were acquired for an aggregate purchase price of approximately $36.2 million, which includes acquisition related costs. In addition, certain of the Purchase Acquisitions provide that contingent payments may be payable by Compass in calendar 1999 based on certain of the acquisitions attaining certain earnings levels during the remainder of calendar 1998. The Purchase Acquisitions were funded by Compass with cash payments aggregating $24.5 million, of which $19.5 million was borrowed under the $35 million revolving credit facility, the issuance of 1,274,607 shares of common stock and $1.3 million of notes.


CREDIT FACILITY

      On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. On August 7, 1998, the Revolver was amended to increase the total amount available to $50 million. The Revolver may be used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest based on an initial increment of 125 basis points over the Interbank Offered Rate or upon a Base Rate, as defined therein. The Revolver has a three year term. The Revolver is secured by the common stock of Compass' current and future subsidiaries. In addition, if the Company fails to maintain specified financial ratios, the lenders may obtain a security interest in substantially all the assets of the Company and its subsidiaries. As of August 12, 1998, approximately $18.9 million was available under the revolving credit facility.

RECENT DEVELOPMENTS

      In July, 1998, Compass acquired a consumer accounts receivable collection services provider based in St. Louis, Missouri and a legal network and accounts receivable collection services provider based in Washington, DC. Compass issued 14,285 shares of common stock and paid an aggregate cash consideration of $11.1 million and issued an aggregate of $1.5 million of notes payable to the prior owners. The Company will account for these acquisitions using the purchase method of accounting.

      Compass is continuing to pursue acquisitions opportunities. The Company cannot predict, however, the timing, size or success of any acquisition effort, nor the associated potential capital commitments. The Company intends to fund future acquisitions primarily through a combination of stock and cash from bank borrowings and cash flows generated by the Founding Companies and the Purchase Acquisitions. The Company has registered 3,000,000 shares of its Common Stock under the Securities Act of 1933 for use as consideration in future acquisitions. To the extent that sources of financing other than those described above are required to fund future acquisitions, if any, there can be no assurance that the Company can secure such financing if and when it may be needed or upon terms acceptable to the Company.

TECHNOLOGY

      To continue growth through internal sources and acquisitions, it will be necessary for Compass to make capital commitments for information systems technology, among others. Compass expects that the financial systems software and hardware acquired in April, 1998 will enable the Founding Companies and operations of Purchase Acquisitions to improve financial reporting controls and the timeliness and availability of periodic financial data. While the final date for the completion of this system implementation is uncertain, the Company estimates that the capital required in connection with this technology project will exceed $300,000 in 1998. Additionally, the capital expenditures planned for 1998 which relate to equipment needed to maintain and upgrade the operation systems and processing equipment are expected to total approximately $4.2 million.

YEAR 2000

      The Company is in the process of identifying operating and software problems related to the "Year 2000" issue, both internally and externally. Financial reporting systems that are not currently Year 2000 compliant will be replaced with the new, Year 2000 compliant financial system described above under "Technology." Such system, which would have been implemented irrespective of the Year 2000 issue, is expected to be implemented throughout the Company before December 31, 1998. The Company has identified certain Year 2000 issues relative to the operations of the commercial collections business and is currently implementing a systems upgrade that will bring such operations into compliance. Based in part upon a review by an independent consultant obtained prior to the Founding Companies Acquisitions, Compass believes that there are no other material Year 2000 issues at Compass or the Founding Companies. The Company has not yet completed its analysis of the Year 2000 preparedness of the businesses acquired in the quarter ended June 30, 1998. The Company does not believe that the costs of modifications, upgrades or replacements which would not have been incurred but for the Year 2000 issue will be material. However, any failure to effectively complete the necessary changes to the Company's financial and operating systems on a timely basis could have a material adverse effect on the Company's business and results of operations. The Company intends within the current quarter to communicate with its significant customers, vendors and other critical service providers to determine if such third parties are Year 2000 compliant or have effective plans in place to address the Year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of such parties to remediate such issues. Based upon the responses that it receives from third parties, the Company will assess its risks and develop contingency plans as needed. There can be no assurance that non-compliance of third parties will not have a material adverse effect on Compass.

SEASONALITY

      The operations of Compass, the Founding Companies and the Purchase Acquisitions are not subject to seasonal factors that have a material impact on results from operations.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      Disputes Relating to the APS Patent

      On August 11, 1998, the Company announced that it had resolved all disputes concerning a patent (the "APS Patent") owned by the Company's subsidiary, National Credit Management Corporation ("NCMC") and used in its Accelerated Payment Systems ("APS") process to provide telephonic check drafting services. NCMC was engaged in litigation with the inventor of the APS process. In addition, NCMC was the plaintiff in two lawsuits (the "Patent Infringement Lawsuits") alleging that a competitor and a former customer willfully infringed the APS Patent. Such disputes were described in the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

      On August 4, 1998, NCMC entered into a settlement agreement with AutoScribe Corp. and Robert E. Pollin, the inventor of the APS process. Pursuant to the agreement, NCMC assigned its APS patent rights to AutoScribe Corp. in return for a royalty free license to utilize the patent and other intellectual property rights for the life of the patent. In addition, NCMC filed a motion with the Southern District Court in New York substituting AutoScribe Corp. in place of NCMC as plaintiff in the litigation alleging infringement of the patent by an APS competitor.

      On June 22, 1998, a Stipulation of Dismissal was entered in the United States District Court for the District of Maryland dismissing litigation between NCMC and Novus Services and Dean Witter, Discover & Co. alleging patent infringement. The Dismissal was filed as a result of a settlement agreement entered into by the parties on June 19, 1998. NCMC received an undisclosed payment as a result of this agreement.


      Other Disputes

      In October 1997, Mid-Continent and its New York subsidiary filed a lawsuit in the State of New York, Supreme Court, County of Erie (the "New York Supreme Court") against Vincent S. Burgio, Eric R. Main and Michael Luksch (all of whom are former employees of Mid-Continent's subsidiary), as well as Continental Commercial Group of New York, Inc. and L.A. Commercial Group, Inc. The complaint alleges (i) breach of employment agreement; (ii) breach of the duty of loyalty;
(iii) interference with business relationships; (iv) conversion of confidential information; and (v) misappropriation of trade secrets, and seeks injunctive relief and unspecified damages. The litigation is currently in the discovery stage.

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

ITEM 2.    Changes in Securities and Use of Proceeds.

      (c) On April 7, 1998, Compass issued 234,939 shares of common stock to the stockholders of Bender Direct Mail Service, Inc., as a portion of the purchase price for Compass' acquisition of the stock of Bender Direct Mail Service, Inc.

      On May 1, 1998, Compass issued 284,112 shares of common stock to the sole stockholder of Maher & Associates Mailing Services, Inc., as a portion of the purchase price for Compass' acquisition of the stock of Maher & Associates Mailing Services, Inc.

      On May 22, 1998, Compass issued 550,000 shares of common stock to the stockholders of Metro Webb, Inc. and MWI Laser Group, Inc., as a portion of the purchase price for Compass' acquisition of the stock of MetroWebb, Inc. and MWI Laser Group, Inc.

      On June 14, 1998, Compass issued 205,556 shares of common stock to Nationwide Debt Recovery, Ltd., as a portion of the purchase price for Compass' acquisition of the assets of the Nationwide Debt Recovery, Ltd.

      All such sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

      (d) In March 1998, the Company completed an initial public offering of $4,715,000 shares of common stock at a price to the public of $10.50 per share for gross proceeds of $49,507,500. The Company paid underwriting discounts of $3,465,525 and offering expenses of approximately $5,825,000. Of such offering expenses, $2,366,932 was paid to BGL Capital Partners, L.L.C., an affiliate of the Company, as reimbursement for amounts advanced by BGL, together with interest on such advances. Of the $40,217,000 in net proceeds, $17,636,000 was paid to shareholders of the Founding Companies as a portion of the purchase price for the Founding Companies Acquisitions, $13,505,000 was used to repay Founding Company indebtedness, approximately $5,000,000 was used to finance acquisitions that occurred in the quarter ended June 30, 1998 and $500,000 was used to repay indebtedness of the acquisition that occurred in the quarter ended June 30, 1998. The balance of the proceeds were used to finance working capital requirements consisting primarily of $1,700,000 for federal income taxes.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

            Exhibit No. 27 - Financial Data Schedule

     (b) FORM 8-K:

            No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMPASS INTERNATIONAL SERVICES CORPORATION




Dated: August 14, 1998              By: /s/ Michael J. Cunningham
                                       ---------------------------------------
                                         Michael J. Cunningham
                                         Chairman of the Board and
                                         Chief Executive Officer





Dated: August 14, 1998              By: /s/ Vincent A. Favia
                                       ---------------------------------------
                                         Vincent A. Favia
                                         Chief Accounting Officer