Form 10-Q
period 1998-09-30
COMPASS INTERNATIONAL SERVICES CORP
filed 1998-11-17
CIK 1046817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                                    Yes X    No
                                       ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


13,781,506 Shares of Common Stock, par value $.01 per share, at November 12,
1998

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I      FINANCIAL INFORMATION

            Item 1       Financial Statements

                         General Information

                         Compass International Services Corporation Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 1998
                         (Unaudited)

                         Compass International Services Corporation Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1998 (Unaudited)

                         Compass International Services Corporation Condensed Consolidated Balance Sheets at December 31, 1997 and September 30, 1998 (Unaudited)

                         Compass International Services Corporation Condensed Consolidated Statement of Cash Flows for the
                         Nine Months Ended September 30, 1998 (Unaudited)

                         Compass International Services Corporation Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1998 (Unaudited)

                         The Mail Box, Inc. (Accounting Acquiror) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997
                         and the Two Months Ended February 28, 1998
                         (Unaudited)

                         The Mail Box, Inc. (Accounting Acquiror) Condensed Consolidated Balance Sheets at December 31, 1997 and February 28, 1998 (Unaudited)

                         The Mail Box, Inc. (Accounting Acquiror) Condensed Consolidated Statements of Cash Flows for the
                         Nine Months Ended September 30, 1997 and the Two Months Ended February 28, 1998 (Unaudited)

                         Notes to Condensed Consolidated Financial Statements (Unaudited)

            Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

PART II     OTHER INFORMATION (UNAUDITED)

            Item 1       Legal Proceedings

            Item 2       Changes in Securities and Use of Proceeds

            Item 6       Exhibits and Reports on Form 8-K



Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1                       FINANCIAL STATEMENTS

GENERAL INFORMATION

Compass International Services Corporation ("Compass" or the "Company") was organized to create a leading integrated provider of outsourced business services to public and private entities throughout a customer's sales cycle. On March 4, 1998, simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), Compass acquired all of the outstanding capital stock of five companies providing accounts receivable management services, mailing services and teleservices (the "Founding Companies") in separate purchase transactions (the "Founding Companies Acquisition"). The Founding Companies included The Mail Box, Inc. ("Mail Box"), National Credit Management Corporation ("NCMC"), B.R.M.C. of Delaware, Inc. ("Bomar"), Mid-Continent Agencies Inc. ("MCA") and Impact Telemarketing Group, Inc. ("Impact"). Prior to the Offering and the closing of the Founding Companies Acquisitions, Compass had no operating activities. Since the Offering, Compass has completed several additional acquisitions and has reorganized certain of its operating entities.


                   COMPASS INTERNATIONAL SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months
                                                                   Ended
                                                             September 30, 1998
                                                             ------------------
Revenues                                                         $    42,121

Cost of revenues                                                      28,248
                                                                 -----------
Gross profit                                                          13,873

Selling, general and administrative expenses                           9,377
                                                                 -----------
Operating income                                                       4,496

Interest expense                                                        (738)
Interest income                                                           36
                                                                 -----------
Income before income taxes                                             3,794

Provision for income taxes                                             1,605
                                                                 -----------
Net income                                                       $     2,189
                                                                 ===========


Earnings per share:
  Basic                                                          $      0.17
                                                                 ===========
  Diluted                                                        $      0.17
                                                                 ===========


Weighted average shares outstanding:
  Basic                                                           13,126,101
                                                                 ===========
  Diluted                                                         13,126,101
                                                                 ===========



            See Notes to Condensed Consolidated Financial Statements


                   COMPASS INTERNATIONAL SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                       Nine Months
                                                                          Ended
                                                                   September 30, 1998
                                                                   ------------------

Revenues                                                              $   84,295

Cost of revenues                                                          55,242
                                                                      ----------

Gross profit                                                              29,053

Selling, general and administrative expenses                              19,825
                                                                      ----------

Operating income                                                           9,228

Interest expense                                                          (1,014)
Interest income                                                              135
                                                                      ----------

Income before income taxes                                                 8,349

Provision for income taxes                                                 3,684
                                                                      ----------

Net income                                                            $    4,665
                                                                      ==========


Earnings per share:
  Basic                                                               $     0.45
                                                                      ==========
  Diluted                                                             $     0.45
                                                                      ==========


Weighted average shares outstanding:
  Basic                                                               10,283,965
                                                                      ==========
  Diluted                                                             10,349,287
                                                                      ==========



            See Notes to Condensed Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              December 31,          September 30,
                                                                  1997                  1998
                                                                (Audited)            (Unaudited)
                                                                ---------            -----------

         ASSETS
Current Assets
  Cash and cash equivalents                                         $    -              $  9,370
  Trade and other receivables, less
    allowance of $432 at September 30, 1998                              -                23,704
  Inventory                                                              -                 1,244
  Postage on hand                                                        -                 2,759
  Prepaid expenses and other current assets                              -                 2,390
                                                                    ------              --------
         Total current assets                                            -                39,467

Deferred offering costs                                              3,942                     -
Property and equipment, net                                              -                15,715
Goodwill, net of accumulated amortization
    of $1,335 at September 30, 1998                                      -               116,634
Other assets                                                             -                   572
                                                                    ------              --------

         Total assets                                               $3,942              $172,388
                                                                    ======              ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short term debt                                                   $1,045              $  7,547
  Accounts payable and accrued expenses                              2,747                13,739
  Collections due to clients                                             -                 4,525
  Postage advances and deposits                                          -                 3,396
  Income taxes payable                                                   -                   196
  Capital lease obligations                                              -                   879
                                                                    ------              --------
         Total current liabilities                                   3,792                30,282

Long-term debt                                                           -                47,083
Capital lease obligations                                                -                 1,238
Other non-current liabilities                                            -                   993
                                                                    ------              --------
         Total liabilities                                           3,792                79,238
                                                                    ------              --------

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized,
    no shares issued or outstanding                                      -                     -
  Common Stock: 50,000,000 share authorized,
    $.01 par value, 1,682,769 and 13,781,506 shares
    issued and outstanding at December 31, 1997
    and September 30, 1998, respectively                                17                   138
  Additional paid-in capital                                           133                84,844
  Retained earnings                                                      -                 8,168
                                                                    ------              --------
         Total stockholders' equity                                    150                93,150
                                                                    ------              --------

         Total liabilities and stockholders' equity                 $3,942              $172,388
                                                                    ======              ========



            See Notes to Condensed Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine Months
                                                                     Ended
                                                              September 30, 1998
                                                              ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $  4,665
Adjustments to net income to net cash
  provided by operating activities:
  Depreciation                                                          2,121
  Amortization                                                          1,335
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
  OF EFFECT FROM ACQUISITIONS:
  Trade and other receivables                                          (3,567)
  Inventory                                                                (2)
  Postage on hand                                                      (1,245)
  Prepaid expenses and other current assets                              (764)
  Other assets                                                            (18)
  Accounts payable and accrued expenses                                (2,699)
  Collections due to clients                                            1,537
  Postage advances and deposits                                         1,677
  Income taxes payable                                                   (372)
  Other non-current liabilities                                          (128)
                                                                     --------
Net cash provided by operating activities                               2,540
                                                                     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                    (3,661)
  Business acquisitions, net of cash acquired                         (57,659)
                                                                     --------
Net cash used in investing activities                                 (61,320)
                                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations                                (958)
  Net proceeds from initial public offering                            40,089
  Proceeds from revolving credit facility borrowings                   45,300
  Repayment of acquired debt                                          (16,281)
                                                                     --------
Cash flows from financing activities                                   68,150
                                                                     --------
Net increase in cash and cash equivalents                               9,370
Cash and cash equivalents, beginning of period                              -
                                                                     --------
Cash and cash equivalents, end of period                             $  9,370
                                                                     ========


Supplemental Disclosures of cash flow information:
  Cash paid for interest                                             $    709
                                                                     ========
  Cash paid for income taxes                                         $  4,483
                                                                     ========

Non cash investing activities:
  Fair value of net assets acquired                                  $134,857
  Value of common stock issued                                        (59,944)
  Value of warrants issued                                                (50)
  Notes issued                                                         (8,650)
                                                                     --------
  Net cash paid                                                        66,213
  Cash acquired in acquisitions                                        (8,554)
                                                                     --------
  Net cash paid for acquisitions                                     $ 57,659
                                                                     ========





            See Notes to Condensed Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                  Common Stock               Additional
                                                  ------------                 Paid-in          Retained
                                            Shares            Amount           Capital          Earnings         Total
                                            ------            ------           -------          --------         -----


Balance,
  December 31, 1997                           1,682,769         $  17           $    133         $    -         $   150


Shares issued in
   Offering                                   4,715,000            47             45,995              -          46,042


Offering Costs                                        -             -             (5,953)             -          (5,953)


Shares issued
   for Acquisitions                           7,383,737            74             30,634              -          30,708


Retained earnings
   of Mailbox, accounting
   acquiror                                           -             -                  -          3,503           3,503


Increase in value of
  shares exchanged
   for Compass
   pre-offering shares                                -             -             13,985              -          13,985


Other                                                 -             -                 50              -              50


Net Income                                            -             -                  -          4,665           4,665
                                             ----------          ----            -------         ------         -------


Balance,
  September 30, 1998                         13,781,506          $138            $84,844         $8,168         $93,150
                                             ==========          ====            =======         ======         =======










            See Notes to Condensed Consolidated Financial Statements

                               THE MAIL BOX, INC.
                              (ACCOUNTING ACQUIROR)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                              THREE                 NINE                      TWO
                                                             MONTHS                MONTHS                   MONTHS
                                                              ENDED                 ENDED                    ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,            FEBRUARY 28,
                                                              1997                  1997                     1998
                                                              ----                  ----                     ----
Revenues                                                    $7,384               $23,188                  $ 5,866

Cost of Revenues                                             4,919                15,286                    3,814
                                                            ------               -------                  -------

Gross Profit                                                 2,465                 7,902                    2,052

Selling, general and administrative
   expenses                                                  1,989                 5,642                    1,392
                                                            ------               -------                  -------

Operating income                                               476                 2,260                      660

Interest expense                                               101                   310                       71
                                                            ------               -------                  -------

Income before income taxes                                     375                 1,950                      589

Provision for income taxes                                     135                   697                      217
                                                            ------               -------                  -------

Net income                                                  $  240               $ 1,253                  $   372
                                                            ======               =======                  =======



            See Notes to Condensed Consolidated Financial Statements

                               THE MAIL BOX, INC.
                              (ACCOUNTING ACQUIROR)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    December 31,        February 28,
                                                                                        1997                1998
                                                                                      (Audited)          (Unaudited)
                                                                                      ---------          -----------
ASSETS
Current assets:
   Cash                                                                                 $      16             $     239
   Accounts receivable, net of allowance for doubtful
      accounts of $125 and $125, at December 31, 1997
      and February 28, 1998                                                                 4,481                 4,411
   Inventories                                                                                733                   722
   Postage on hand                                                                          1,231                 1,435
   Prepaid expenses and other current assets                                                  154                   155
   Deferred income taxes                                                                       44                    44
                                                                                        ---------             ---------
      Total current assets                                                                  6,659                 7,006

Property and equipment, net                                                                 4,327                 4,534
Other assets                                                                                  304                   274
                                                                                        ---------             ---------
   Total assets                                                                         $  11,290             $  11,814
                                                                                        =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                                        $  1,168             $   1,191
   Note payable, current portion                                                              471                   328
   Secured equipment financing facilities,
      current portion                                                                         329                   434
   Capitalized lease obligations, current portion                                             423                   423
   Accounts payable                                                                         1,373                 1,519
   Accrued expenses and other liabilities                                                   1,235                 1,192
   Income taxes payable                                                                       416                   181
   Postage advances and deposits                                                              950                 1,416
                                                                                         --------             ---------
      Total current liabilities                                                             6,365                 6,684

Long-term liabilities:
   Note payable, net of current portion                                                       242                   326
   Secured equipment financing facilities, net
      of current portion                                                                      712                   533
   Capitalized lease obligations, net of current
      portion                                                                                 622                   548
   Deferred income taxes                                                                      165                   167
                                                                                         --------             ---------
      Total liabilities                                                                     8,106                 8,258

Stockholders' equity:
Common stock, $.10 par value, 500,000 shares
   authorized, 138,900 and 138,900
   shares issued and 102,900 and 96,900 shares
   outstanding at December 31, 1997 and
   February 28, 1998, respectively                                                             14                    14
Additional paid in capital                                                                  1,126                 1,126
Treasury stock at cost 36,000 shares at
   December 31, 1997                                                                       (1,087)               (1,087)
Retained earnings                                                                           3,131                 3,503
                                                                                        ---------             ---------
   Total stockholders' equity                                                               3,184                 3,556
                                                                                        ---------             ---------

   Total liabilities and stockholders' equity                                           $  11,290             $  11,814
                                                                                        =========             =========



            See Notes to Condensed Consolidated Financial Statements

                               THE MAIL BOX, INC.
                              (ACCOUNTING ACQUIROR)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS          TWO MONTHS
                                                                  ENDED               ENDED
                                                              SEPTEMBER 30,       FEBRUARY 28,
                                                                  1997                1998
                                                                  ----                ----

Cash Flows from Operating Activities:
Net Income                                                      $ 1,253              $ 372
Adjustments to Net income to net cash
   provided by operating activities:
   Depreciation and amortization                                    744                168
   Provision for doubtful accounts                                   70                 --
   Changes in deferred taxes                                         37                  2
Changes in operating assets & liabilities:
   Accounts receivable                                             (538)                70
   Inventory                                                        (73)                11
   Postage on hand                                                1,151               (204)
   Prepaid expense and other assets                                (165)                29
   Income taxes payable                                            (174)              (235)
   Postage advances and deposits                                 (1,099)               466
   Accounts payable and accrued expenses                            148                103
                                                                -------             ------
Net cash provided by operating activities                         1,354                782
                                                                -------             ------

Cash flows from investing activities:
   Purchases of property & equipment                             (1,236)              (375)
   Proceeds from disposal of property and equipment                  38                 --
                                                                -------             ------
Net cash used in investing activities                            (1,198)              (375)
                                                                -------             ------

Cash flows from financing activities:
   Net (payments) borrowings on line of credit                     (443)                23
   Repayments of capital lease obligations                         (561)               (74)
   Repurchase of treasury stock                                    (987)                --
   Repayment of debt                                               (509)              (133)
   Proceeds from issuance of common stock                           180                 --
   Cash dividends paid                                              (97)                --
   Proceeds from long term debt                                   1,517                 --
                                                                -------             ------
Net cash used in financing activities                              (900)              (184)
                                                                -------             ------

Net (decrease) increase in cash and
   cash equivalents                                                (744)               223
Cash and cash equivalents, beginning of period                    1,419                 16
                                                                -------             ------

Cash and cash equivalents, end of period                        $   675             $  239
                                                                =======             ======


Supplemental Disclosure of cash flow information
   Cash paid for interest                                       $   310             $   71
                                                                =======             ======
   Cash paid for income taxes                                   $   833             $  450
                                                                =======             ======

Noncash investing and financing activities:
   Equipment acquired under capital leases                      $   600             $   --
                                                                =======             ======



            See Notes to Condensed Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         Compass was formed in April, 1997 and organized to create a leading provider of outsourced business services to public and private entities. On March 4, 1998, Compass acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Founding Companies Acquisitions and the Offering occurred on that date. Prior to the Offering and the closing of the Founding Companies Acquisitions, Compass had no operating activities. Since the closing of the Offering, Compass has completed an internal reorganization of certain of its operating entities.

         The Founding Companies Acquisitions were accounted for using the purchase method of accounting. For financial statement purposes, Mail Box, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, in recording the Founding Companies Acquisitions the accounts of Mail Box continue to be reflected on its historic basis of accounting, while the aggregate purchase price for the other Founding Companies was allocated based on the fair value of assets acquired and liabilities assumed. The allocations were based on preliminary estimates and may be revised as additional information becomes available. The excess of purchase price over the net assets acquired of approximately $55 million is being amortized on a straight-line basis over lives ranging from 15-40 years. The results of operations of the Founding Companies have been included in the consolidated results of the Company since the Founding Companies Acquisitions.

         The interim financial statements as of September 30, 1998 are unaudited. However, they have been prepared in accordance with Rule 10-01 of Regulation S-X and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim statements, have been included. The results of operations for the interim period are not necessarily indicative of the results for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto of Compass and the Founding Companies included in the Company's Registration Statement on Form S-1 (No. 333-37205), as amended, filed with the Securities and Exchange Commission in connection with the Offering.


2. ACQUISITIONS

         During the three months ended June 30, 1998, Compass acquired all of the outstanding capital stock of two mail services providers, Bender Direct Mail Service, Inc. and Maher & Associates Mailing Services, Inc., located in Tulsa, Oklahoma and Dallas, Texas, respectively, and all of the outstanding capital stock of two affiliated direct mail printing service providers, MetroWebb, Inc. and MWI Laser Group, Inc., both located in Dallas, Texas. Compass also acquired the assets and assumed certain liabilities of Delivery Verification Service, Inc., a provider of letter-based accounts receivable collection services based in Wilmington, Delaware, and Nationwide Debt Recovery, Ltd., a provider of consumer accounts receivable collection services based in Houston, Texas. Compass also acquired all of the outstanding capital stock of Midwest Collection Service, Inc., an Indiana based provider of accounts receivable collection services to the healthcare sector.

         During the three months ended September, 1998, Compass acquired all of the outstanding capital stock of The Rosenfeld Attorney Network, a provider of legal network and accounts receivable collection services based in Washington, DC, and Professional American Collections, Inc., a provider of credit reporting and collection services based in North Aurora, IL. Compass also acquired the assets and assumed certain liabilities of R.C. Wilson Company, a provider of accounts receivable management services based in St. Louis, MO.

         The acquisitions described above (collectively the "Purchase Acquisitions") were acquired for an aggregate purchase price of approximately $71 million, which includes acquisition related costs. In addition, certain of the Purchase Acquisitions provide that contingent payments may be payable by Compass in calendar 1999 and 2000 based on certain of the acquired companies attaining certain earnings levels during calendar 1998 and 1999. The Purchase Acquisitions were funded by Compass with cash payments aggregating $48.1 million (of which $43 million was borrowed under the $50 million revolving credit facility), the issuance of 1,948,046 shares of common stock and $8.65 million of notes.

         The Purchase Acquisitions will each be accounted for using the purchase method of accounting. The excess of the purchase price over the net assets acquired of approximately $62.9 million is being amortized on a straight-line basis over 40 years subject to revisions as additional information becomes available. The results of the operations of the Purchase Acquisitions have been included in the consolidated results of operations of the Company from their respective dates of acquisition.


3. CREDIT FACILITY

         On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. On August 7, 1998, the Revolver was amended to increase the total amount available to $50 million. On November 16, 1998, the Revolver was further amended to increase the amount available to $55 million and to add another lender to the Credit Agreement. The Revolver may be used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver also provides that a maximum of $1 million of the total $55 million available may be used for letters of credit. The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest based on an initial increment, based on the Company maintaining a specified leverage ratio, of 125 basis points over the Interbank Offered Rate or a Base Rate, as defined therein. The Revolver has a three year term. The Revolver is secured by the common stock of Compass' current and future subsidiaries. In addition, if the Company fails to maintain specified financial ratios, the lenders may perfect a security interest in substantially all of the assets of the Company and its subsidiaries.

         At November 16, 1998, the outstanding amount under the Revolver is $45.8 million and the outstanding amount of letters of credit is $.8 million. The borrowing rate under the Revolver on November 16, 1998 is 6.56%. However, on October 13, 1998, the Company entered into an interest rate swap arrangement to effectively lock in a fixed rate covering $40 million of the Company's total outstanding borrowings. The rate under the swap agreement on October 13, 1998 is 6.09%, which is comprised of a fixed rate of 4.84% plus an initial increment, based on the Company maintaining a specified leverage ratio, of 125 basis points. This swap arrangement was entered into with two of the lenders that are parties to the Revolver and terminates on October 15, 2000.

         Effective November 16, 1998 due to a change in the Company's leverage ratio, the initial margin increment for the Revolver and the swap arrangement will be increased to 150 basis points.

4. CAPITAL STOCK

         In addition to 1,682,769 shares of Compass common shares outstanding at December 31, 1997, on March 4, 1998, Compass issued an aggregate of 9,535,691 shares of Common Stock in connection with the Founding Companies Acquisitions (5,435,691 shares) and the Offering (4,100,000 shares). Shares issued in connection with the Offering were sold at a price to the public of $10.50 per share. The net proceeds to Compass from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $34.1 million. Of this amount, $17.6 million represents the cash consideration paid to Founding Company shareholders. An additional $13.5 million was paid by Compass to repay certain indebtedness of Founding Companies. On March 25, 1998, the underwriters' overallotment option was exercised and an additional 615,000 shares were issued, yielding net proceeds (after deducting underwriting discounts) of $6.0 million.

         In addition, between the Offering and September 30, 1998, Compass issued an additional 1,948,046 shares of unregistered common stock, which contain restrictions on transfer, in connection with the Purchase Acquisitions.


5. EARNINGS PER SHARE

         The nine months ended September 30, 1998 represent the results of operations of Compass since January 1, 1998, the Founding Companies since March 1, 1998 and the Purchase Acquisitions since their respective dates of acquisition.

         The computation of basic earnings per share ("Basic EPS") for the nine months ended September 30, 1998 reflects the number of shares of Common Stock outstanding (1,682,769) attributable to BGL Capital Partners, LLC and Compass management from January 1, 1998 until February 27, 1998, the number of shares following the Founding Companies Acquisitions and Offering (11,218,460) from February 27, 1998 until March 25, 1998, the number of shares following the exercise of the underwriters' overallotment option (11,833,460) from March 25, 1998 until the respective dates of the Purchase Acquisitions that occurred through September 30, 1998. The computation of basic earnings per share for the three months ended September 30, 1998 reflects the number of shares of Common Stock outstanding as of July 1, 1998 (13,108,067) plus the effect of the additional shares issued in connection with the Purchase Acquisitions from their respective dates for the remainder of the three months ended September 30, 1998.

         Diluted earnings per share ("Diluted EPS") for the three and nine months ended September 30, 1998 includes the effect of shares issuable for dilutive options and warrants outstanding, net of treasury shares that could be purchased in the open market based on the average closing share price for the periods presented.


                                                             Three Months                   Nine Months
                                                                 Ended                         Ended
                                                          September 30, 1998            September 30, 1998
                                                          ------------------            ------------------

Basic (weighted average shares outstanding)                    13,126,101                   10,283,965

Effect of dilutive potential securities                                 -                       65,322
                                                               ----------                   ----------

Shares used in calculation of Diluted EPS                      13,126,101                   10,349,287
                                                               ==========                   ==========


         The above calculations do not include shares which may be issued under earn-out arrangements for Professional American Collections, Inc. in calendar 1999 and 2000 if certain earnings levels are attained during calendar 1998 and 1999. See Note 2 of Notes to Condensed Consolidated Financial Statements.

6. PRO FORMA RESULTS OF OPERATIONS

         The unaudited pro forma financial information for the three and nine months ended September 30, 1997 and 1998 includes the results of Compass combined with the Founding Companies and the Purchase Acquisitions as if the Offering and Founding Companies Acquisitions and the Purchase Acquisitions had all occurred on January 1, 1997. The pro forma financial information includes the effects of: (i) the Founding Companies Acquisitions and the Offering; (ii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies and the Purchase Acquisitions; (iii) provision for income taxes as if income were subject to corporate federal and state income taxes during the period; (iv) repayment of long term debt acquired;
(v) amortization of goodwill and other intangible assets resulting from the Founding Companies Acquisitions and the Purchase Acquisitions; and (vi) interest expense on additional debt for the Purchase Acquisitions. Prior to the Founding Companies Acquisitions and the Purchase Acquisitions, the operations of each company were not under the common control of management. Consequently, the pro forma financial information may not be indicative of the results of operations had the Founding Companies Acquisitions and Offering and the Purchase Acquisitions taken place on January 1, 1997.

         The pro forma results were (in thousands except per share amounts):


                                                 THREE MONTHS                     THREE MONTHS
                                                     ENDED                            ENDED
                                              SEPTEMBER 30, 1997               SEPTEMBER 30, 1998
                                              ------------------               ------------------

Pro Forma Revenues                                   $37,090                          $45,381
                                                     =======                          =======

Pro Forma Net Income                                 $ 1,007                          $ 2,439
                                                     =======                          =======

Pro forma Basic Earnings Per Share                   $  0.07                          $  0.18
                                                     =======                          =======




                                                   NINE MONTHS                      NINE MONTHS
                                                      ENDED                            ENDED
                                               SEPTEMBER 30, 1997               SEPTEMBER 30, 1998
                                               ------------------               ------------------

Pro Forma Revenues                                     $110,317                         $134,262
                                                       ========                         ========

Pro Forma Net Income                                   $  4,164                         $  8,002
                                                       ========                         ========

Pro forma Basic Earnings Per Share                     $   0.30                         $   0.58
                                                       ========                         ========


         Pro forma Basic EPS was computed using a share count that included (i) 1,682,769 shares issued to BGL Capital Partners, LLC, and management of Compass;
(ii) 5,435,691 shares issued to owners of the Founding Companies in connection with the Founding Companies Acquisitions; (iii) 4,715,000 shares representing the number of shares sold in the Offering; and (iv) 1,948,046 shares issued in connection with the Purchase Acquisitions.

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

         Presented below are discussions of the Company's results of operations on a historical and pro forma basis. Although the Company was formed in April, 1997, there were no operating activities prior to the Offering and the closing of the Founding Companies Acquisitions. Furthermore, since the Founding Companies Acquisitions did not occur until March 4, 1998, the historical operating results for the nine months ended September 30, 1998 include only seven months of results from the Founding Companies and include the results for the Purchase Acquisitions from their respective dates of acquisition. Accordingly, management has also provided a discussion of the pro forma operating results which readers may find useful.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998-HISTORICAL

         Historical results of operations reflect the activities of Compass and the Founding Companies since February 28, 1998 and the Purchase Acquisitions since their respective dates of acquisition.

Revenues. Revenues for the three months ended September 30, 1998 were $42.1 million.

Operating Expenses. Operating expenses for the three months ended September 30, 1998 were $28.2 million, or 67.1% of revenues. Gross profit for the three months ended September 30, 1998 was $13.9 million, or 32.9% of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 were $9.4 million, or 22.3% of revenues.

Operating Income. Operating income was $4.5 million, or 10.7% of revenues, for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998-HISTORICAL

         Historical results of operations reflect the activities of Compass and the Founding Companies since February 28, 1998 and the Purchase Acquisitions since their respective dates of acquisition.

Revenues. Revenues for the nine months ended September 30, 1998 were $84.3 million.

Operating Expenses. Operating expenses for the nine months ended September 30, 1998 were $55.2 million, or 65.5% of revenues. Gross profit for the nine months ended September 30, 1998 was $29.1 million, or 34.5% of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $19.8 million, or 23.5% of revenues.

Operating Income. Operating income was $9.2 million, or 11.0% of revenues, for the nine months ended September 30, 1998.



THREE MONTHS ENDED SEPTEMBER 30, 1998-PRO FORMA COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997-PRO FORMA

         Pro forma results presented below assume that the Founding Companies Acquisitions and the Purchase Acquisitions occurred on January 1, 1997 and reflect certain pro forma adjustments. See Note 6 of Notes to Condensed Consolidated Financial Statements.


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                            1997                                     1998
                                                                  ----                                     ----

Revenues                                                   $37,090      100.0%                       $45,381      100.0%
Operating Expenses                                          24,616       66.4                         30,182       66.6
Gross Profit                                                12,474       33.6                         15,199       33.5
Selling, General & Administrative                            9,521       25.7                          9,859       21.7
Operating Income                                             2,953        8.0                          5,340       11.8


Revenues. Revenues increased $8.3 million, or 22.4%, from $37.1 million in the three months ended September 30, 1997 to $45.4 million in the three months ended September 30, 1998. The increase was primarily attributable to increases in revenues from printing and mailing services, accounts receivable management and teleservices call volume.


Operating Expenses. Operating expenses increased $5.5 million, or 22.6%, from $24.7 million in the three months ended September 30, 1997 to $30.2 million in the three months ended September 30, 1998. The increases were primarily attributable to increases in operating expenses for printing and mailing services, which were at a rate proportionally greater than the rate of increase in its revenues, and increases in expenses for accounts receivable management and teleservices, which were at rates proportionately less than the rates of increases in their respective revenues.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.3 million, or 3.6%, from $9.5 million in the three months ended September 30, 1997 to $9.8 million in the three months ended September 30, 1998. The increases were primarily attributable to increases in selling, general and administrative expenses for printing and mailing services and teleservices, which were at rates proportionately less than the rates of increases in their respective revenues, partially offset by a decrease in selling, general and administrative expenses for accounts receivable management.


Operating Income. Operating income increased $2.4 million, or 80.8%, from $2.9 million in the three months ended September 30, 1997 to $5.3 million in the three months ended September 30, 1998. The increase was primarily attributable to increases in revenues for printing and mailing services, accounts receivable management and teleservices and the effect of lower selling, general and administrative expenses in proportion to the level of revenues achieved.

NINE MONTHS ENDED SEPTEMBER 30, 1998-PRO FORMA COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997-PRO FORMA

Pro forma results presented below assume that the Founding Companies Acquisitions and the Purchase Acquisitions occurred on January 1, 1997 and reflect certain pro forma adjustments. See Note 6 of Notes to Condensed Consolidated Financial Statements.

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                            1997                                     1998
                                                                  ----                                     ----

Revenues                                                  $110,317      100.0%                      $134,262      100.0%
Operating Expenses                                          71,503       64.8                         87,614       65.3
Gross Profit                                                38,814       35.2                         46,648       34.7
Selling, General & Administrative                           28,006       25.4                         29,485       22.0
Operating Income                                            10,808        9.8                         17,163       12.8


Revenues. Revenues increased $23.9 million, or 21.7%, from $110.3 million in the nine months ended September 30, 1997 to $134.2 million in the nine months ended September 30, 1998. The increase was primarily attributable to increases in revenues from printing and mailing services, accounts receivable management and teleservices call volume.


Operating Expenses Operating expenses increased $16.1 million, or 22.5%, from $71.5 million in the nine months ended September 30, 1997 to $87.6 million in the nine months ended September 30, 1998. The increases were primarily attributable to increases in operating expenses for printing and mailing services and teleservices, which were at a rates proportionally greater than the rates of increases in their respective revenues, and increases in expenses for accounts receivable management, which were at a rate proportionately less than the rate of increase in its revenues.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 5.3%, from $28.0 million in the nine months ended September 30, 1997 to $29.5 million in the nine months ended September 30, 1998. The increases were primarily attributable to increases in selling, general and administrative expenses for printing and mailing services and teleservices, which were at rates proportionately less than the rates of increases in their respective revenues, partially offset by a decrease in selling, general and administrative expenses for accounts receivable management.


Operating Income. Operating income increased $6.4 million, or 58.8%, from $10.8 million in the nine months ended September 30, 1997 to $17.2 million in the nine months ended September 30, 1998. The increase was primarily attributable to increases in revenues for printing and mailing services, accounts receivable management and teleservices and the effect of lower selling, general and administrative expenses in proportion to the level of revenues achieved.



LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS

         During the nine months ended September 30, 1998, net cash provided by operating activities was approximately $2.5 million. This was comprised primarily of $8.1 million of earnings before depreciation and amortization offset by a $ 3.6 million increase in trade and other receivables and a $2.7 million decrease in accounts payable and accrued expenses. Capital expenditures of approximately $ 3.7 million were comprised primarily of purchases of equipment for printing and mailing services and teleservices. Repayment of acquired debt was approximately $16.3 million. Proceeds from borrowing on the revolving credit facility were $45.3 million.

         Management believes that current cash and anticipated future cash flows from operations will be sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.


OFFERING AND ACQUISITIONS

         On March 4, 1998, Compass issued an aggregate of 9,535,691 shares of Common Stock in connection with the Founding Companies Acquisitions (5,435,691 shares) and the Offering (4,100,000 shares). Shares issued in connection with the Offering were sold at a price to the public of $10.50 per share. The net proceeds to Compass from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $34.1 million. Of this amount, $17.6 million represents the cash consideration paid to Founding Company shareholders. An additional $13.5 million was paid by Compass to repay certain indebtedness of Founding Companies. On March 25, 1998, the underwriters' overallotment option was exercised. Accordingly, an additional 615,000 shares were issued, yielding net proceeds (after deducting underwriting discounts) of $6.0 million.

         In addition, between the Offering and September 30, 1998, the Company consummated the Purchase Acquisitions that were acquired for an aggregate purchase price of approximately $71 million, which includes acquisition related costs. In addition, certain of the Purchase Acquisitions provide that contingent payments may be payable by Compass in calendar 1999 and 2000 based on certain of the acquired companies attaining certain earnings levels during calendar 1998 and 1999. The Purchase Acquisitions were funded by Compass with cash payments aggregating $48.1 million, of which $43 million was borrowed under the $50 million revolving credit facility, the issuance of 1,948,046 shares of common stock and $8.65 million of notes.

CREDIT FACILITY

         On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. On August 7, 1998, the Revolver was amended to increase the total amount available to $50 million. On November 16, 1998, the Revolver was further amended to increase the amount available to $55 million and to add another lender to the Credit Agreement. The Revolver may be used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver also provides that a maximum of $1 million of the total $55 million available may be used for letters of credit. The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest based on an initial increment, based on the Company maintaining a specified leverage ratio, of 125 basis points over the Interbank Offered Rate or a Base Rate, as defined therein. The Revolver has a three year term. The Revolver is secured by the common stock of Compass' current and future subsidiaries. In addition, if the Company fails to maintain specified financial ratios, the lenders may perfect a security interest in substantially all of the assets of the Company and its subsidiaries.

         At November 16, 1998, the outstanding amount under the Revolver is $45.8 million and the outstanding amount of letters of credit is $.8 million. The borrowing rate under the Revolver on November 16, 1998 is 6.56%. However, on October 13, 1998, the Company entered into an interest rate swap arrangement to effectively lock in a fixed rate covering $40 million of the Company's total outstanding borrowings. The rate under the swap agreement on October 13, 1998 is 6.09%, which is comprised of a fixed rate of 4.84% plus an initial increment, based on the Company maintaining a specified leverage ratio, of 125 basis points. This swap arrangement was entered into with two of the lenders that are parties to the Revolver and terminates on October 15, 2000.

         Effective November 16, 1998, due to a change in the company's leverage ratio, the initial margin increment for the Revolver and the swap arrangement will be increased to 150 basis points.


RECENT DEVELOPMENTS

         On November 3, 1998, the Company announced several new appointments that relate to its executive management. Mr. Michael J. Cunningham remains Chairman, Mr. Mahmud Haq was appointed Chief Executive Officer, Mr. Leeds Hackett was appointed Executive Vice President and Chief Financial Officer and Mr. Richard Alston was appointed Executive Vice President, Corporate Development. The changes announced by the Company reflect organizational needs that result from its growth due to acquisitions.

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

CAPITAL EXPENDITURES

         To continue growth through internal sources and acquisitions, it will be necessary for Compass to make capital commitments for information systems technology, among others. Compass expects that the financial systems software and hardware acquired in April, 1998 will enable the Founding Companies and the operations acquired in the Purchase Acquisitions to improve financial reporting controls and the timeliness and availability of periodic financial data. Capital expenditures for the first nine months of 1998 total approximately $3.7 million, and the Company anticipates that the capital expenditures of approximately $.3 million will be made in the fourth quarter of 1998. Such capital expenditures primarily represent costs for printing, mailing, computer and office equipment as well as equipment needed to upgrade the operating systems.

YEAR 2000

         The Company has assembled a Year 2000 Task Force which is in the process of identifying and assessing potential operating and software problems related to the "Year 2000" issue, both internally and externally. The Company's Year 2000 program will address both information technology and non-information technology. The Company's Year 2000 Task Force has completed an inventory of the hardware and software used in its operations and has assessed the Year 2000 readiness of most of the hardware and software inventoried. Based on this effort, the Company has identified only non-material Year 2000 issues, all of which are being remediated and will also be tested on or before September 30, 1999. Two of the Company's acquisitions have non-compliant hardware and software, but the hardware and software used by those acquisitions are in the process of being replaced in the course of a broader upgrade which will bring them into compliance. The financial reporting systems that are not currently Year 2000 compliant are being replaced with the new, Year 2000 compliant financial system described above under "Capital Expenditures", which would have been implemented irrespective of the Year 2000 issue and is expected to be implemented throughout the current operations of the Company before January 31, 1999. Additionally, the Company has communicated with landlords, significant vendors and other critical service providers to determine if such parties are year 2000 compliant or have effective plans in place to address the year 2000 issue and to determine the extent of the Company's vulnerability to the failure of such parties to remediate such issues. Based upon the responses that it receives from these third parties, the Company will assess its risks and develop appropriate contingency plans as needed.

         The Company does not expect the impact of the Year 2000 to have a material adverse impact on the Company's business or results of operations. However, no assurances can be given that any failure to effectively complete the necessary changes to the Company's financial and operating systems on a timely basis or that unanticipated or undiscovered Year 2000 compliance problems arise that could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's clients or significant suppliers or vendors will not have a material adverse effect on the Company's business or results of operations.

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

         On August 4, 1998, NCMC entered into a settlement agreement with AutoScribe Corp. and Robert E. Pollin, the inventor of the APS process. Pursuant to the agreement, NCMC assigned its APS patent rights to AutoScribe Corp. in return for a royalty free license to utilize the patent and other intellectual property rights for the life of the patent. In addition, NCMC filed a motion with the Southern District Court in New York substituting AutoScribe Corp. in place of NCMC as plaintiff in the litigation alleging infringement of the patent by an APS competitor. This case was dismissed on October 15, 1998.

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

         In October 1998, one of the Founding Companies, Bomar, and Compass Receivables Management Corporation received a Civil Investigative Demand from the Federal Trade Commission's Chicago Regional Office ("FTC") requesting various categories of information relating to compliance with the Fair Debt Collection Practices Act. The Company is cooperating fully with the FTC's request. The Company, along with counsel, has reviewed the requests but since the matter is still in the very early stage, an assessment of its duration and outcome, and associated liability and expense, if any, cannot reasonably be made at this time. However, there can be no assurances that future developments relating to this matter will not have a material adverse impact on the Company's business, financial condition or results of operations.

         The Company is not involved in any other legal proceedings material to the business, financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On July 23, 1998, Compass issued 14,285 shares of common stock to R.C. Wilson Company, as a portion of the purchase price for Compass' acquisition of the assets of the R.C. Wilson Company.

         On September 30, 1998, Compass issued 659,154 shares of common stock to the stockholders of Professional American Collections, Inc., as a portion of the purchase price for Compass' acquisition of the stock of Professional American Collections, Inc.

         All such sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  Exhibit No. 27 - Financial Data Schedule

         (b)      FORM 8-K:

                  A Form 8-K regarding the acquisition of Professional American Collections, Inc. was filed on October 15, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMPASS INTERNATIONAL SERVICES CORPORATION






Dated: November 16, 1998             By: /s/ Michael J. Cunningham
                                         -------------------------
                                         Michael J. Cunningham
                                         Chairman of the Board






Dated: November 16, 1998            By: /s/ Mahmud Haq
                                        --------------
                                        Mahmud Haq
                                        Chief Executive Officer






Dated: November 16, 1998            By: /s/ Leeds Hackett
                                        -----------------
                                        Leeds Hackett
                                        Chief Financial Officer