Form 10-Q/A
period 1998-09-30
COMPASS INTERNATIONAL SERVICES CORP
filed 1998-12-01
CIK 1046817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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


13,781,506 Shares of Common Stock, par value $.01 per share, at November 30,
1998

Part I.    Financial Information

       Item 1.    Financial Statements

       The Registrant hereby amends Item 1 of its quarterly report on Form 10-Q for the quarter ended September 30, 1998 filed November 16, 1998 in order to correct a typographical error in the line item "Other non-current liabilities" in the balance sheet.


                   COMPASS INTERNATIONAL SERVICES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              December 31,          September 30,
                                                                  1997                  1998
                                                                (Audited)            (Unaudited)
                                                                ---------            -----------

         ASSETS
Current Assets
  Cash and cash equivalents                                         $    -              $  9,370
  Trade and other receivables, less
    allowance of $432 at September 30, 1998                              -                23,704
  Inventory                                                              -                 1,244
  Postage on hand                                                        -                 2,759
  Prepaid expenses and other current assets                              -                 2,390
                                                                    ------              --------
         Total current assets                                            -                39,467

Deferred offering costs                                              3,942                     -
Property and equipment, net                                              -                15,715
Goodwill, net of accumulated amortization
    of $1,335 at September 30, 1998                                      -               116,634
Other assets                                                             -                   572
                                                                    ------              --------

         Total assets                                               $3,942              $172,388
                                                                    ======              ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short term debt                                                   $1,045              $  7,547
  Accounts payable and accrued expenses                              2,747                13,739
  Collections due to clients                                             -                 4,525
  Postage advances and deposits                                          -                 3,396
  Income taxes payable                                                   -                   196
  Capital lease obligations                                              -                   879
                                                                    ------              --------
         Total current liabilities                                   3,792                30,282

Long-term debt                                                           -                47,083
Capital lease obligations                                                -                 1,238
Other non-current liabilities                                            -                   635
                                                                    ------              --------
         Total liabilities                                           3,792                79,238
                                                                    ------              --------

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized,
    no shares issued or outstanding                                      -                     -
  Common Stock: 50,000,000 share authorized,
    $.01 par value, 1,682,769 and 13,781,506 shares
    issued and outstanding at December 31, 1997
    and September 30, 1998, respectively                                17                   138
  Additional paid-in capital                                           133                84,844
  Retained earnings                                                      -                 8,168
                                                                    ------              --------
         Total stockholders' equity                                    150                93,150
                                                                    ------              --------

         Total liabilities and stockholders' equity                 $3,942              $172,388
                                                                    ======              ========



            See Notes to Condensed Consolidated Financial Statements

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMPASS INTERNATIONAL SERVICES CORPORATION






Dated: December 1, 1998              By: /s/ Michael J. Cunningham
                                         -------------------------
                                         Michael J. Cunningham
                                         Chairman of the Board






Dated: December 1, 1998             By: /s/ Mahmud Haq
                                        --------------
                                        Mahmud Haq
                                        Chief Executive Officer






Dated: December 1, 1998             By: /s/ Leeds Hackett
                                        -----------------
                                        Leeds Hackett
                                        Chief Financial Officer