Form 10-K
period 1998-12-31
COMPASS INTERNATIONAL SERVICES CORP
filed 1999-03-31
CIK 1046817

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 000-23217

                            ------------------------

                             COMPASS INTERNATIONAL
                              SERVICES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                   22-3540815
                (State of Incorporation)                                    (I.R.S. Employer ID No.)

              ONE PENN PLAZA, SUITE 4430, NEW YORK, NEW YORK 10119 (Address of principal executive offices) (Zip Code)

                                 (212) 967-7770
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X                     NO
                             ---                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     As of March 24, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $59,730,793. The closing price of the Common Stock on March 24, 1999, as reported on the Nasdaq National Market was $5.75.

     As of March 24, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 13,804,846.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on June 15, 1999, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                              TABLE OF CONTENTS(1)

                                                                                         PAGE
                                                                                         ----
PART I
              Item 1       Business....................................................     3
              Item 2       Properties..................................................     8
              Item 3       Legal Proceedings...........................................     9
              Item 4       Submission of Matters to a Vote of Security Holders.........     9
PART II
              Item 5       Market for Registrant's Common Equity and Related
                           Stockholder Matters.........................................    10
              Item 6       Selected Financial Data.....................................    10
              Item 7       Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...................................    10
              Item 7A      Quantitative and Qualitative Disclosures About Market
                           Risk........................................................    14
              Item 8       Financial Statements and Supplementary Data.................    15
              Item 9       Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure....................................    31
PART III
              Item 10      Directors and Executive Officers of the Registrant(2).......    31
              Item 11      Executive Compensation(3)...................................    31
              Item 12      Security Ownership of Certain Beneficial Owners and
                           Management(4)...............................................    31
              Item 13      Certain Relationships and Related Transactions(3)...........    31
PART IV
              Item 14      Exhibits, Financial Statement Schedules, and Reports on Form
                           8-K.........................................................    33

---------------

(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on June 15, 1999 (the "Proxy Statement")

(2) Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

(3) Proxy Statement sections entitled "Executive Compensation and Certain Transactions" and "Report on Executive Compensation."

(4) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

                                     PART I

ITEM 1. BUSINESS

  COMPANY OVERVIEW

     Compass International Services Corporation ("Compass" or the "Company") is a leading provider of accounts receivable management services and other complementary outsourced services. Compass' Accounts Receivable Management division provides a suite of accounts receivable management solutions to clients, including traditional third-party collection services, pre-collection customer contact programs, innovative payment options, credit report-related services, an attorney network for severely delinquent accounts, and bankruptcy and probate collection strategies. Compass' Print and Mail division offers printing, mailing and related services which complement the accounts receivable management services, including expertise and efficiency in direct mail and billing, presorting, freight and drop shipping, data processing, laser printing, mailing list rental and order fulfillment. The Company's Teleservices division provides state-of-the-art call management and reporting.

     The Company's clients operate in a broad range of industries, including telecommunications, financial services, insurance, healthcare, education, government and utilities. The Company serves its clients from fifteen call centers across the country and four mail processing centers. As of December 31, 1998, the Company employed approximately 2,250 employees, of whom 900 were employed in connection with accounts receivable management and 1,350 were employed in the Print & Mail and Teleservices divisions.

     Compass completed its initial public offering (the "IPO") and commenced operations in March 1998 when it acquired five founding companies, three of which provide accounts receivable management services, and two of which provide complementary outsourced services (including mailing services and inbound and outbound teleservices) (together, the "Founding Companies"). Nine subsequent acquisitions have strengthened the depth and breadth of Compass' service offerings. See "Acquisition History." As the Company has expanded and evolved since the IPO, management has determined that it can best maximize profitability by emphasizing accounts receivable management. Accordingly, Compass' goal is to be the leading provider of accounts receivable management services on an outsourced basis while continuing to provide complementary services in response to clients' needs. To accomplish that goal, the Company's strategy is to (i) continue to expand the breadth and depth of its service offerings (either internally or through acquisitions); (ii) strengthen its client base in attractive vertical markets; (iii) expand into new geographic markets; (iv) continue to focus on high quality client service by delivering customized, value-added solutions and offering other complementary outsourced services; (v) use sophisticated technology to provide innovative solutions to clients on an efficient and cost-effective basis; and (vi) operate on a centralized basis to maintain strategic focus and build equity and brand awareness on a national level.

     The Company continues to believe that it is well positioned to take advantage of the overall corporate trend towards outsourcing as clients and prospects seek to reduce their fixed costs and focus on their core competencies. Compass believes that businesses are seeking experienced, technologically advanced and service-focused providers with the full range of capabilities necessary to perform efficiently projects of any size on a local, regional or national basis. Compass believes that the breadth of services it offers is a competitive advantage that differentiates Compass from its competitors. It has quickly become one of the largest competitors in its highly fragmented industry. By focusing on integration of its acquired companies, Compass will continue to seek to leverage technology, achieve operating efficiencies and build a national brand name for reliable, flexible and high-quality outsourcing solutions.

     The Company intends to continue to take advantage of the fragmented nature of the accounts receivable management industry by making strategic acquisitions. Through selected acquisitions, the Company will seek to serve new geographic markets, expand its presence in its existing markets or add complementary services. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions.

     Compass was incorporated in Delaware in 1997. Its principal offices are located at One Penn Plaza, Suite 4430, New York, NY 10119, and its telephone number is (212) 967-7770.

  ACQUISITION HISTORY

     Compass commenced operations on March 4, 1998 when it acquired the Founding Companies. Compass has subsequently completed nine additional strategic acquisitions which have added to its client base and geographic presence, increased its presence in key client industries and expanded the depth and breadth of its service offerings. The following chart summarizes Compass' acquisition history:

          ACQUISITION DATE                              COMPANY/ SUMMARY DESCRIPTION
-------------------------------------    -----------------------------------------------------------
March 4, 1998                            The Mail Box, Inc.
                                         Mailing services
March 4, 1998                            National Credit Management Corporation
                                         Accounts receivable management services,
                                         telephonic check drafting services
March 4, 1998                            B.R.M.C. of Delaware, Inc.
                                         Accounts receivable management services
March 4, 1998                            Mid-Continent Agencies, Inc.
                                         Accounts receivable management services
March 4, 1998                            Impact Telemarketing Group, Inc.
                                         Telemarketing services
April 8, 1998                            Bender Direct Mail
                                         Mailing services
May 1, 1998                              Delivery Verification Services
                                         Letter-based collection services
May 1, 1998                              Maher & Associates
                                         Mailing services
May 21, 1998                             Metro Webb
                                         Direct mail printing and mailing services
June 16, 1998                            Nationwide Debt Recovery, Ltd.
                                         Accounts receivable management services
June 23, 1998                            Midwest Collection Service, Inc.
                                         Accounts receivable management services
July 28, 1998                            R.C. Wilson Company
                                         Accounts receivable management services
August 13, 1998                          Rosenfeld Attorney Network
                                         Legal, bankruptcy and probate collection services
September 30, 1998                       Professional American Collections, Inc.
                                         Mortgage credit reporting and collection services

  COMPASS' INTEGRATION STRATEGY

     To realize the benefits of its acquisition strategy, the Company recently implemented a corporate reorganization to operate its business within three operating divisions: (i) Accounts Receivable Management, (ii) Print & Mail, and
(iii) Teleservices.

     In the Accounts Receivable Management division, Compass has substantially reorganized its separate accounts receivable management operations into one nationally branded entity, Compass Receivables Management Corporation ("CRMC"). CRMC has achieved, and management expects it to continue to achieve, cost savings through re-organization and integration initiatives in key areas that include sales, operations, finance, compliance and information systems. Management believes that other cost savings will be generated in CRMC from Company-wide initiatives to realize economies of scale due to greater purchasing power in key expense areas such as telecommunications, postage, credit bureau reports, insurance and employee benefits.

     In its Print & Mail division, the Company is consolidating three of its standard class mailing operations (all located in Texas) into one facility located in Dallas, Texas. This consolidation is expected to take place in mid-1999. With this consolidation, the Company's Print & Mail division is expected to experience operating efficiencies and offer considerable capacity for new and larger clients.

     The Teleservices division has benefited from Company-wide supplier/sourcing initiatives such as favorable telephone rates and accounting infrastructure improvements. The Teleservices division expects to realize further improvements with a focused emphasis on higher margin services.

  COMPASS' SERVICES

     Compass provides a full suite of accounts receivable management services as well as other complementary outsourced services. The following is a brief description of the services that Compass provides:

  Accounts Receivable Management Services.

     The Company's accounts receivable management service operations, which are provided from fifteen call centers across the United States, include full service credit and receivables solutions for consumer and commercial account portfolios across every stage of collection. Services provided to clients include customized accounts receivable management programs, credit reporting related services, innovative payment options, pre-collection customer contact programs, traditional third-party receivable services for overdue accounts, a network of attorneys for severely delinquent accounts and nationwide bankruptcy and probate collection strategies. Accounts receivable management services revenues are earned primarily on a contingency fee basis and, to a lesser extent, on a fixed fee per account basis.

More specifically, accounts receivable management services include the following:

     - Contingency Collections -- the Company provides collection services, for a contingency fee, for delinquent consumer and commercial accounts on a "primary" basis (first placement with an outside collection agency -- usually at 90 to 360 days past due), a "secondary" basis (placed with a second agency, generally between 12 and 18 months past due), and a "tertiary" basis (placed with more than two previous agencies, generally more than 18 months past due).

     - "Early Out" Programs -- the Company provides accounts receivable servicing and recovery services for early stage receivables (generally 90 days or less past due), sometimes on a "first-party" outsourced basis. Fees billed are on a per account, contingency or blended basis.

     - Legal Network Management Services -- the Company provides litigation management, bankruptcy and probate collection services through CRMC's legal network division in Washington, D.C. This division maintains relationships with attorneys throughout the U.S. and provides case assignment, management, tracking, follow-up and reporting services to clients with accounts warranting litigation.

     - Credit Reporting Related Services -- the Company, through Professional American Collections, a subsidiary of CRMC, provides credit report access and verification services, primarily to mortgage lenders.

     - Innovative Payment Options -- the Company, through its Accelerated Payment System ("APS") unit, offers clients the opportunity to provide check-by-phone services to their customers. This capability -- which facilitates a checking account draft upon the customer's providing bank account information -- is a valuable payment and collection tool in on-line and telephone environments.

  Printing and Mailing Services.

     The Company provides direct mailing and billing services, mail presorting, freight and drop shipping, data processing, laser printing, mailing list rental and other services relating to mail handling. Using the Company's inserting machines and related mail-handling systems, the Company's Printing and Mailing division processed approximately one billion pieces of mail during 1998.

Printing and Mailing services include the following:

     - Mailing Services -- the Company provides high speed inserting, pre-sorting (combining volumes of like mail and sorting and bar coding it to United States Postal Service specifications), address cleansing, freight and drop shipping which generate significant postal discounts for customers.

     - List Processing -- the Company obtains and manages mailing lists for clients and provides personalization services in connection with printing and mailing projects.

     - Data Processing and Printing Services -- the Company converts data sent by clients and processes it to produce letters or bills. It also offers state-of-the-art predictive modeling and analysis for market segmentation to enhance response rates for direct marketing campaigns.

     - Fulfillment Services -- the Company provides order fulfillment services whereby it stores client inventory, receives and compiles orders and mails the item or information package ordered. The Company is expanding this service into internet commerce and is starting to manage order-taking web sites for clients.

  Teleservices.

     Compass' Teleservices division uses state-of-the-art call management and predictive dialing technology to make, on average, approximately 65,000 hours per month of calls on behalf of clients. More specifically, this division provides the following services:

     - Outbound Calling Programs -- the Company provides outbound telemarketing services on behalf of many clients, receiving and updating customer data files and then calling the customers on the list to offer goods and services. Scripts are developed and agreed upon in advance by the Company and its client. Calling is controlled by sophisticated call management systems using a predictive dialer into which the target telephone numbers are loaded. Information regarding sales and other aspects of the program is captured, processed and verified systematically and provided to clients in customized report formats. The Company charges its outbound teleservices clients on a commission basis, an hourly rate or a combination of both.

     - Inbound Calling Programs -- the Company receives and processes inbound calls, primarily involving catalog sales, customer service, lead generation, order fulfillment or product information. Some inbound programs assist clients in responding to customer inquiries, offering technical and product support services and assessing customer satisfaction. Inbound services are normally billed by the hour or minute.

  CLIENT RELATIONSHIPS

     The Company provides its services to clients in a broad range of sectors including telecommunications, financial services, insurance, healthcare, education, government and utilities. VarTec Telecom, Inc. ("VarTec") accounted for approximately 19% of the Company's 1998 consolidated net revenues. Other than VarTec, no client accounted for more than 10% of the Company's revenues in 1998.

     The Company enters into contracts with most of its clients which define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on short notice.

     The Company intends to continue its emphasis on developing and maintaining long-term client relationships. The Company has implemented a marketing strategy designed to: (i) provide a broad range of high quality, complementary services;
(ii) expand service offerings; and (iii) enable the cross-selling of services to existing and new clients. Marketing strategies are being coordinated to optimize the sales force efforts and prioritize new client acquisitions of major national accounts. The Company also evaluates each new client to determine the optimal Company location from which to service the client. Considerations include capacity, technology platform, staffing needs, proximity and others.

  COMPETITION

     The markets in which the Company competes are highly competitive, and the Company expects competition to persist and intensify in the future. As a result, the Company faces aggressive price competition in most of its businesses and expects price competition to continue. The Company's competitors include small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. Some of the Company's competitors have substantially greater financial, marketing and other resources, offer more diversified services and operate in broader geographic areas than the Company. There can be no assurance that additional competitors with greater resources than the Company will not enter the Company's market. All of the services offered by the Company may be performed in-house. Many larger clients retain multiple accounts receivable management providers which exposes the Company to continuous competition in order to remain a preferred vendor. There can be no assurance that outsourcing of the services performed by the Company will continue or that existing Company clients will not bring some or all of such services in-house.

     The Company competes primarily on the basis of performance, client service, range of services offered and price. Management believes that the Company is well-positioned due to its size and reputation to compete for national clients, but notes that servicing national accounts with high placement volumes and significant purchasing power will create downward pressure on pricing and margins.

  GOVERNMENT REGULATION

     The accounts receivable management and telemarketing industries are regulated under various federal and state statutes. CRMC is subject to the Fair Debt Collection Practices Act ("FDCPA") and various state debt collection laws, which, among other things, establish specific guidelines and procedures debt collectors must follow in communicating with consumer debtors, including the time and manner of such communications. The accounts receivable management business is also subject to state regulation, and some states require that the Company be licensed as a debt collector. In cases where the Company reports to consumer reporting agencies, the Company is also subject to the Fair Credit Reporting Act, which imposes liability on companies that furnish information to consumer reporting agencies. With respect to the teleservices offered by the Company, including telemarketing, the Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 ("TCPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentations in telemarketing sales. The FTC's Telemarketing Sales Rule, among other things, limits the hours during which telemarketers may call, prohibits misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. In addition, the TCPA restricts the use of automated telephone equipment for telemarketing purposes, including limiting the hours during which telemarketers may call consumers and prohibiting the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to the TCPA. However, there can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company in the future or significantly increase the cost of regulatory compliance.

     Several of the industries served by the Company are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

     The Company devotes significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that it is in compliance with all federal and state regulatory requirements. The Company believes that it is in material compliance with all such regulatory requirements. The failure to comply with applicable statutes and regulations could have a materially adverse effect on the Company's business, results of operations and financial condition.

  EMPLOYEES

     As of December 31, 1998, the Company employed a total of approximately 2250 employees, of whom approximately 900 were employed in connection with accounts receivable management services, approximately 700 were employed in connection with teleservices and approximately 650 were employed in connection with printing and mailing services. In addition, the Company uses independent contractors and hires temporary employees as needed. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company currently operates the leased facilities set forth below.

                    LOCATION OF FACILITY                      APPROXIMATE SQUARE FOOTAGE
                    --------------------                      --------------------------
CORPORATE HEADQUARTERS
  New York, New York........................................             4,547
ACCOUNTS RECEIVABLE DIVISION
  Consumer Collection Call Centers
     and Administrative Offices
Atlanta, Georgia............................................            19,943
Tucker, Georgia.............................................             3,360
Baltimore, Maryland.........................................            16,257
Phoenix, Arizona(1).........................................             3,500
Washington, D.C.............................................             7,100
South Bend, Indiana.........................................             4,500
North Aurora, Illinois......................................            20,000
Tampa, Florida..............................................             8,479
Houston, Texas..............................................            16,230
St. Charles, Missouri.......................................            10,000
Pittsburgh, Pennsylvania....................................             3,675
Las Vegas, Nevada...........................................             3,333
  Commercial Collection Call Centers
     and Administrative Offices
Rolling Meadows, Illinois...................................            15,714
Louisville, Kentucky........................................             5,528
Amherst, New York...........................................             7,740
  Other
New Castle, Delaware........................................             3,150
COMPASS PRINT & MAIL DIVISION
  Print Services Facilities
Dallas, Texas (various locations)...........................            44,250
  Mail Services Facilities
Dallas, Texas(2)............................................           247,618
Dallas, Texas (various locations)(3)........................           450,000
Carrolton, Texas(4).........................................            61,000
COMPASS TELESERVICES DIVISION
Voorhees, New Jersey(5).....................................             8,767
Woodbury, New Jersey........................................             3,000

---------------
(1) The Phoenix operation expects to move into a new 10,000 foot facility on or about June 1, 1999.
(2) The Print & Mail division expects to consolidate a number of its other facilities into this building in mid 1999.

(3) The Print & Mail division expects to exit facilities representing approximately 153,000 square feet during 1999.
(4) The Print & Mail division expects to exit this facility in mid 1999.
(5) The Teleservices division expects to exit this facility in mid 1999 and to move into a new 10,000 square foot facility in Mt. Laurel, New Jersey.

     The leases for the facilities listed above expire between 1999 and 2013, and most contain renewal options. The Company's Accounts Receivable division also leases a facility in Surrey, England. In addition to its leased facilities, the Company owns a 24,909 square foot print services facility in Tulsa, Oklahoma.

ITEM 3. LEGAL PROCEEDINGS

     In October 1997, Mid-Continent Agencies, Inc. (a Founding Company) and its New York subsidiary filed a lawsuit in the State of New York, Supreme Court, County of Erie (the "New York Supreme Court") against Vincent S. Burgio, Eric R. Main and Michael Luksch (all of whom are former employees of Mid-Continent's subsidiary), as well as Continental Commercial Group of New York, Inc. and L.A. Commercial Group, Inc. The complaint alleges (i) breach of employment agreement;
(ii) breach of the duty of loyalty; (iii) interference with business relationships; (iv) conversion of confidential information; and (v) misappropriation of trade secrets, and seeks injunctive relief and unspecified damages.

     In February 1998, the defendants in the above-described lawsuit filed two lawsuits in the New York Supreme Court. The first lawsuit, filed by Mr. Burgio, names as defendants Mid-Continent, its New York subsidiary, and William Vallecorse, an employee of the subsidiary, and alleges (i) breach of contract;
(ii) breach of contract and constructive discharge; (iii) fraud; (iv) tortious interference with employment contract; and (v) unjust enrichment. The complaint seeks aggregate damages in excess of $1.3 million. The second lawsuit, filed by Messrs. Burgio, Main and Luksch, names as defendants Mid-Continent, its New York subsidiary, Les J. Kirschbaum, Mr. Vallecorse and Michelle Helmer (an employee of the New York subsidiary), alleges defamation of Messrs. Burgio, Main and Luksch and seeks aggregate compensatory damages of $1.5 million in addition to punitive damages. The Company believes that the allegations against it and its co-defendants are without merit, however, because this litigation is still at an early state, its outcome cannot be predicted. The cases remain in the discovery stage. The former stockholders of Mid-Continent Agencies, Inc. agreed, in the purchase agreement whereby Compass agreed to purchase Mid-Continent, to indemnify the Company for losses and damages, if any, arising from these lawsuits.

     In October 1998, a subsidiary of one of the Founding Companies, Bomar Credit Corporation, and CRMC received a Civil Investigative Demand from the FTC's Chicago Regional Office requesting various categories of information relating to compliance with the FDCPA. The Company is cooperating fully with the FTC's request. The Company, along with counsel, has reviewed the requests, but since the matter is still in the very early state, an assessment of its duration and outcome, and associated liability and expense, if any, cannot reasonably be made at this time. However, there can be no assurances that future developments relating to this matter will not have a material adverse impact on the Company's business, financial condition or results of operations.

     The Company is not involved in any other legal proceedings material to the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  STOCK INFORMATION: PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol CMPS. The following table shows the high and low trading prices for each fiscal quarter in 1998 as reported by Nasdaq.

                        FISCAL 1998                              HIGH        LOW
                        -----------                             -------    -------
First Q (2/27-3/1/98)(1)                                        $14.875    $10.750
Second Q....................................................    $ 17.00    $  9.25
Third Q.....................................................    $ 13.00    $  7.00
Fourth Q....................................................    $ 10.75    $  7.00

---------------

 (1) The Company's Common Stock began trading upon effectiveness of this Company's Registration Statement on Form S-1 (Registration No. 333-37209) in connection with the Company's initial public offering on February 27, 1998.

At March 24, 1999, the last reported sale price for the Common Stock was $5.75 and there were 109 holders of record of the Company's Common Stock.

Since the Company's initial public offering in 1998, the Company has not declared any cash dividends or distributions on its capital stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Although the Company was formed in April 1997, there were no operating activities prior to the IPO and closing of the Founding Companies Acquisitions. Selected financial data as of and for the year ended December 31, 1998 and as of December 31, 1997 follows (all dollars except per share data are in thousands):

                                                                1998        1997
                                                              --------    --------
Net revenues................................................  $127,140    $     --
Operating income............................................  $ 12,842    $     --
Net Income..................................................  $  6,007    $     --
Diluted net income per share................................  $   0.53    $     --
Working capital.............................................  $  8,065    $     --
Property and equipment, net.................................  $ 18,285    $     --
Total assets................................................  $187,481    $  3,942
Long-term debt, net of current maturities...................  $ 55,760    $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of Compass and related notes thereto included herein and in the Company's Registration Statement on Form S-1 (No. 333-37205), as amended, filed with the Securities and Exchange Commission in connection with its IPO.

     Presented below are discussions of the Company's results of operations on both a historical and unaudited pro forma basis. Although the Company was formed in April, 1997, there were no operating activities prior to the IPO and the closing of the Founding Companies Acquisitions. Furthermore, since the Founding Companies Acquisitions did not occur until March 4, 1998, the historical operating results for the year ended December 31, 1998 include only ten months of results from the Founding Companies. All of the acquisitions subsequent to the IPO and Founding Company acquisitions have been accounted for as purchases and, accordingly, the Company's consolidated financial statements reflect the operations of the subsequently acquired companies from their respective dates of acquisition. For this reason, a discussion of the unaudited pro forma operating results which readers may find useful has been included.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1998 -- HISTORICAL

     Historical results of operations reflect the activities of Compass and the Founding Companies since February 28, 1998 and the subsequent purchases since their respective dates of acquisition.

     Net revenues. Net revenues for the period amounted to $127.1 million. Among the segments, Accounts Receivable Management services contributed $55.7 million, or 43.8%, Print & Mail services contributed $56.2 million, or 44.2% and Teleservices added $15.2 million or 12%.

     Cost of revenues. Cost of revenues for the period amounted to $85.9 million or 67.6% of net revenues. By segment, cost of revenues for Accounts Receivable Management Services amounted to $33.4 million, or 60% of segment net revenues, Print and Mail Services amounted to $40.9 million, or 72.8% of segment net revenues and Telemarketing Services amounted to $11.6 million, or 76.3% of segment net revenues.

     Selling, general and administrative expenses. Selling general and administrative expenses for the period amounted to $26.3 million, or 20.6% of net revenues. Selling, general and administrative expenses in dollars and as a percentage of segment net revenues for Accounts Receivable Management services amounted to $11.8 million, or 21.2%, Print & Mail services amounted to $8.8 or 15.7% and Teleservices amounted to $2.5 million or 16.4%. Corporate expenses amounted to $3.2 million.

     Interest expense. Interest expense amounted to $2.0 million in the current period. The interest primarily relates to borrowing under the Company's credit facility, which was used to make acquisitions, loans from selling shareholders in connection with the acquisition of their companies and interest imputed on capital leases.

     Income taxes. The effective income tax rate was 44.8% as compared to the statutory rate of 35%. The difference primarily relates to the effects of state income taxes and the non-deductibility of goodwill arising primarily from the stock acquisitions.

  UNAUDITED PRO FORMA YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE UNAUDITED PRO FORMA YEAR
  ENDED DECEMBER 31, 1997

     Unaudited pro forma results of operations presented below assume that the IPO, the Founding Companies Acquisitions and the subsequent acquisitions occurred on January 1, 1998 and 1997 and reflect certain pro forma adjustments. See Note 3 of Notes to the Consolidated Financial Statements.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Net revenues................................................   $177,105      $151,088
Cost of revenues............................................    119,408       103,748
                                                               --------      --------
  Gross Profit..............................................     57,697        47,340
Selling, general and administrative expenses................     36,922        34,393
                                                               --------      --------
  Operating income..........................................   $ 20,775      $ 12,947
                                                               ========      ========

     Net revenues. Net revenues increased $26.0 million, or 17.2%, from $151.1 million for the year ended December 31, 1997 to $177.1 million for the year ended December 31, 1998. Accounts Receivable Management services increased $12.1 million or 16.1%, Print & Mail services increased $8.3 million or 13.1% and Teleservices increased $5.6 million or 43.7%.

     Cost of revenues. Cost of revenues increased $15.7 million, or 15.1% from $103.7 million for the year ended December 31, 1997 to $119.4 million for the year ended December 31, 1998. Cost of revenues as a percentage of net revenues amounted to 67.4% for 1998 as compared to 68.7% for 1997. As a percentage of segment net revenues, Accounts Receivable Management services cost of revenues decreased to 61.4% from 63.7% and cost of revenues for Teleservices decreased to 76.1% from 76.7% as both segments benefited from greater revenue over an existing cost base. The Print & Mail Segment cost of revenues as a percentage of net revenues remained consistent between periods as revenue increases were offset by similar increases in costs.

     Selling, general and administrative expenses. Selling general and administrative expenses for 1998 increased $2.5 million to $36.9 million from $34.4 million in 1997. As a percentage of net revenues, such expenses decreased to 20.8% in 1998 from 22.8% in 1997. On a segment basis, as a percentage of net revenues, selling, general and administrative expenses in Accounts Receivable Management services decreased to 17.6% in 1998 from 21% in 1997 and Teleservices decreased to 17.8% in 1998 from 20.6% in 1997. Both of these segments benefited from increased volumes without similar increases in selling general and administrative expenses. For the Print and Mail Segment, selling general and administrative expenses as a percentage of net revenues increased to 15% in 1998 from 14.5% in 1997 as these expenses increased at a greater rate then did net revenues for the segment.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1998, net cash provided by operating activities amounted to $2.4 million. Operating activities included $11.4 million of earnings before depreciation, amortization and change in deferred income taxes. Such activities were offset by a $2.9 million increase in trade receivables and prepaid expenses and other assets and a $6.1 million decrease in accounts payable and accrued expenses.

     Cash used in investing activities in 1998 included net cash paid for the acquisition of the Founding Companies and subsequent acquisitions in the amount of $60.1 million and capital expenditures of approximately $3.3 million which were primarily comprised of purchases of equipment for Print & Mail services.

     Financing activities in 1998 generated net cash in the amount of $69.6 million. Of this amount, net proceeds of $40.2 million were received from the Company's IPO. Proceeds of $48 million were received under the Company's revolving credit facility (which is further discussed in the following paragraphs). Financing activities that required cash included the repayment of acquired debt in the amount of $16.8 million and repayments of capital lease obligations of $1.5 million. Loan acquisition costs used $.3 million in cash.

     On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. On August 7, 1998, the Revolver was amended to increase the total amount available to $50 million and on November 16, 1998 it was further amended to increase the total available credit to $55 million. The Revolver has a three-year term and may be used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver also provides that a maximum of $2 million of the total $55 million available may be used for letters of credit. At December 31, 1998, borrowings under the Revolver totaled $48 million, there were $.8 million in outstanding letters of credit and $6.2 million available.

     The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest at an initial increment, based on the Company maintaining a specified leverage ratio of 125 basis points over the Interbank Offered Rate or a Base Rate, as defined therein. The Revolver is secured by the common stock of Compass' current and future subsidiaries. In addition, if the Company fails to maintain a leverage ratio, as defined in the agreement, of less than 1.5-to-1, lenders may collateralize the Revolver with substantially all of the assets of the Company and its subsidiaries. At December 31, 1998, the leverage ratio, as defined, exceeded 1.5-to-1 and the lenders have perfected their lien on the collateral. At December 31, 1998, the Company was in compliance with the debt covenants.

     The interest rate under the Revolver at December 31, 1998 was 6.75%. On October 13, 1998, the Company entered into interest rate swap arrangements to effectively lock in a fixed rate covering $40 million of the Company's total outstanding borrowings. The rate under the swap agreements at December 31, 1998 was 6.34%, which is comprised of a fixed rate of 4.84% plus an increment, based on the Company maintaining a specified leverage ratio, of 150 basis points. These swap arrangements were entered into with two of the lenders that are parties to the Revolver and terminate on October 15, 2000.

     Due to a change in the Company's leverage ratio, the Revolver and swap arrangements are being amended to provide, among other matters, a change in the margin increment from 150 basis points to 225 basis points, or to interest rates of 7.50% under the revolver and 7.09% under the swap arrangements. This margin change is effective with the signing of the amendment.

     During 1999, cash to be paid pursuant to certain earn-out agreements with former owners of acquired companies is expected to be $8.9 million. The cash payments of notes payable during 1999 is expected to be $1.9 million. The Company anticipates that the integration and consolidation of acquired print and mail companies will result in cash payments of approximately $1.8 million.

     Based upon its current projections, management believes that cash flows from operations combined with borrowings under the Revolver will be sufficient to meet the Company's working capital needs in 1999.

SEASONALITY

     The operations of Compass are not subject to seasonal factors that have a material impact on the results of operations.

COMPANY'S EXPLORATION OF STRATEGIC ALTERNATIVES

     On January 7, 1999 the Company's Board of Directors approved the engagement of Lehman Brothers to assist the Company in evaluating its strategic alternatives. The Company's Board has met periodically with Lehman Brothers and is working towards finalizing its evaluation and developing plans accordingly.

YEAR 2000

     The Company has assembled a Year 2000 Task Force which is in the process of identifying and assessing potential operating and software problems related to the "Year 2000" issue, both internally and externally. The Company's Year 2000 program is addressing both information technology and non-information technology. The Company's Year 2000 Task Force has completed an inventory of the hardware and software used in its operations, has prioritized the hardware and software into "mission critical" and "non-mission critical" and has assessed the Year 2000 readiness of all of the "mission-critical" and the majority of the "non-mission critical" hardware and software inventoried. Based on this effort, the Company has identified only non-material Year 2000 issues, all of which are being remediated and will be tested on or before September 30, 1999. Two of the Company's acquisitions have non-compliant hardware and software, but the hardware and software used by those acquisitions are in the process of being replaced in the course of a broader upgrade which will bring them into compliance. Additionally, the Company has communicated with landlords, significant vendors and other critical service providers to determine if such parties are year 2000 compliant or have effective plans in place to address the year 2000 issue and to determine the extent of the Company's vulnerability to the failure of such parties to remediate such issues. The Company has received responses from many of these third parties and is awaiting responses and/or re-contacting the non-responding third parties. None of the responses received to date have identified any Year 2000 issues which are not on-track to be remediated well in advance of the requisite date(s). The Company will continue to assess its risks and develop appropriate contingency plans as needed if responses from landlords, significant vendors and other critical service providers so warrant. The Company does not believe that the costs of modifications, upgrades or replacements which would not have been incurred but for, or which have been accelerated because of, the Year 2000 issue will be material.

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

FORWARD-LOOKING INFORMATION -- SAFE HARBOR STATEMENT

     Certain statements contained in this discussion regarding future events and financial performance are not based on historical facts and, as such, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that involve uncertainties and risk. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause such differences include the timing and pace of acquisitions, the Company's ability to achieve expected growth in revenues, earnings and operating efficiencies, year 2000 uncertainties and other risks described in the Company's Registration Statement on Form S-1, File No. 333-37205.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt.

     At December 31, 1998, the Company had $8 million of debt subject to variable interest rates. A one percent change in interest rates would impact interest expense by $0.08 million with respect to the amount of debt that is subject to variable interest rates.

     The Company has entered into interest rate swap arrangements to reduce the risk of increases in interest rates on $40 million of outstanding Revolver debt through October 15, 2000. A one percent change in interest rates would have affected interest expense by $0.4 million with respect to the amount of debt covered by the interest rate swaps.

     The Company does not hold or issue derivative financial instruments for speculation or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   COMPASS INTERNATIONAL SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................      16
Consolidated Balance Sheets -- December 31, 1998 and 1997...      17
Consolidated Statement of Operations -- Year ended December
  31, 1998..................................................      18
Consolidated Statement of Stockholders' Equity -- Year ended
  December 31, 1998.........................................      19
Consolidated Statement of Cash Flows -- Year ended December
  31, 1998..................................................      20
Notes to Consolidated Financial Statements..................      21
Financial Statement Schedule Supporting Consolidated
  Financial Statements Schedule II Valuation and Qualifying
  Accounts..................................................      31

All other schedules have been omitted as the required information is
inapplicable or the                     information is included in the
consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF
COMPASS INTERNATIONAL SERVICES CORPORATION

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on Page 15 present fairly, in all material respects, the financial position of Compass International Services Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 3, 1999

                   COMPASS INTERNATIONAL SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                                                 1998         1997
                                                              ----------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  8,606      $   --
  Cash held in trust for clients............................      4,346          --
  Trade receivables, less allowance of $725 at December 31,
     1998...................................................     20,704          --
  Inventory.................................................      1,282          --
  Postage on hand...........................................      2,067          --
  Prepaid expenses and other current assets.................      1,819          --
  Deferred income taxes.....................................        877          --
                                                               --------      ------
          Total current assets..............................     39,701          --
Property and equipment, net.................................     18,285          --
Deferred offering costs.....................................         --       3,942
Goodwill, net...............................................    127,857          --
Other assets................................................      1,495          --
                                                               --------      ------
          Total assets......................................   $187,338      $3,942
                                                               ========      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables............................................   $  6,783      $   --
  Accrued expenses..........................................      5,540       2,747
  Accrued earn-outs payable.................................      8,904
  Collections due to clients................................      4,346          --
  Customer postage advances and deposits....................      2,484          --
  Notes payable.............................................      1,924       1,045
  Capital lease obligations.................................      1,798          --
                                                               --------      ------
          Total current liabilities.........................     31,779       3,792
Long-term debt..............................................     48,000          --
Notes payable...............................................      7,760          --
Capital lease obligations...................................      2,644          --
Deferred income taxes.......................................        273          --
                                                               --------      ------
          Total liabilities.................................     90,456       3,792
                                                               --------      ------
Commitments and contingencies

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized $.01 par
  value, no shares issued or outstanding....................         --          --
Common stock, 50,000,000 shares authorized $.01 par value,
  13,804,846 and 1,682,769 shares issued and outstanding at
  December 31, 1998 and 1997, respectively..................        138          17
Additional paid-in capital..................................     85,041         133
Value of shares to be issued (note 3).......................      2,501          --
Retained earnings...........................................      9,202          --
                                                               --------      ------
          Total stockholders' equity........................     96,882         150
                                                               --------      ------
          Total liabilities and stockholders' equity........   $187,338      $3,942
                                                               ========      ======

   The accompanying notes are an integral part of these financial statements.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

Net revenues................................................     $   127,140
Cost of revenues............................................          85,919
                                                                 -----------
  Gross profit..............................................          41,221
Selling, general and administrative expenses................          26,250
Goodwill amortization.......................................           2,129
                                                                 -----------
  Operating income..........................................          12,842
Interest expense, net.......................................           1,966
                                                                 -----------
  Income before provision for income taxes..................          10,876
Provision for income taxes..................................           4,869
                                                                 -----------
  Net income................................................     $     6,007
                                                                 ===========
Net income per share:
  Basic.....................................................     $      0.54
                                                                 ===========
  Diluted...................................................     $      0.53
                                                                 ===========
Weighted average number of shares:
  Basic.....................................................      11,168,799
                                                                 ===========
  Diluted...................................................      11,313,525
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                             COMMON STOCK        ADDITIONAL
                                         --------------------     PAID-IN      RETAINED
                                           SHARES      AMOUNT     CAPITAL      EARNINGS     TOTAL
                                         ----------    ------    ----------    --------    -------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31, 1997.............   1,682,769     $ 17      $   133       $   --     $   150
Shares issued in Offering..............   4,715,000       47       46,045           --      46,092
Offering costs.........................          --       --       (5,945)          --      (5,945)
Shares issued for acquisitions.........   7,407,077       74       30,823           --      30,897
Value of shares to be issued (note
  3)...................................          --       --        2,501           --       2,501
Retained earnings of The Mail Box, Inc.
  accounting acquirer..................          --       --           --        3,195       3,195
Increase in value of shares exchanged
  for Compass pre-offering shares......          --       --       13,985           --      13,985
Net income.............................          --       --           --        6,007       6,007
                                         ----------     ----      -------       ------     -------
Balance, December 31, 1998.............  13,804,846     $138      $87,542       $9,202     $96,882
                                         ==========     ====      =======       ======     =======

   The accompanying notes are an integral part of these financial statements.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

Cash flows from operating activities:
Net income..................................................    $         6,007
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................              2,957
  Amortization..............................................              2,204
  Deferred income taxes.....................................                273
Change in operating assets and liabilities, net of effect of acquisitions:
  Cash held in trust for clients............................                 74
  Trade receivables.........................................               (413)
  Inventory.................................................                 42
  Postage on hand...........................................               (553)
  Prepaid expenses and other current assets.................             (1,692)
  Other assets..............................................               (374)
  Trade payables............................................               (978)
  Accrued expenses..........................................             (5,874)
  Collections due to clients................................                 15
  Customer postage advances and deposits....................                765
  Other non-current liabilities.............................                (55)
                                                                ---------------
Net cash provided by operating activities...................              2,398
                                                                ---------------
Cash flows from investing activities:
  Purchases of property & equipment.........................             (3,336)
  Business acquisitions, net of cash acquired...............            (60,059)
                                                                ---------------
Net cash used in investing activities.......................            (63,395)
                                                                ---------------
Cash flows from financing activities:
  Loan acquisition costs....................................               (352)
  Repayments of capital lease obligations...................             (1,471)
  Net proceeds from initial public offering.................             40,248
  Proceeds from revolving credit facility borrowings........             48,000
  Repayment of acquired debt................................            (16,822)
                                                                ---------------
Cash flows from financing activities........................             69,603
                                                                ---------------
Net increase in cash and cash equivalents...................              8,606
Cash and cash equivalents, beginning of period..............                 --
                                                                ---------------
Cash and cash equivalents, end of period....................    $         8,606
                                                                ===============
Supplemental Disclosures of cash flow information:
  Cash paid for interest....................................    $         1,687
                                                                ===============
  Cash paid for income taxes................................    $         5,659
                                                                ===============
Non cash investing activities:
  Fair value of net assets acquired.........................    $       145,728
  Value of common stock issued..............................            (60,190)
  Notes issued..............................................             (8,650)
  Amounts payable pursuant to earn-outs.....................            (11,405)
                                                                ---------------
  Net cash paid.............................................             65,483
  Cash acquired.............................................             (5,424)
                                                                ---------------
  Net cash paid for acquisitions............................    $        60,059
                                                                ===============

Non cash financing activities include $2,413 of capital lease obligations incurred for equipment.

   The accompanying notes are an integral part of these financial statements.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- BUSINESS AND ORGANIZATION

     Compass International Services Corporation, a Delaware corporation, ("Compass" or the "Company") was founded in April 1997 to create a leading provider of outsourced business services to public and private entities throughout the United States. These services include: management of accounts receivables, including the recovery of traditional delinquent accounts from both consumer and commercial debtors and the management of early stage delinquencies; mailing services, including the mailing of direct marketing materials, billing services, mail presorting and other services related to mail handling; and telemarketing services for outbound telemarketing, inbound customer service and inbound sales.

     On March 4, 1998, simultaneously with the closing of the Company's initial public offering ("IPO" or the "Offering") of its common stock, Compass acquired all of the outstanding capital stock of five companies providing accounts receivable management services, mailing services and teleservices in separate purchase transactions (the "Founding Companies"). (See Note 3 -- Acquisitions). Prior to the Offering, Compass had no operating activities. These consolidated financial statements reflect the results of operations of Compass and its subsidiaries subsequent to the IPO and initial acquisitions.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Compass and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

  Cash Equivalents

     Cash equivalents are liquid unrestricted investments with original maturities of three months or less.

  Revenue Recognition

     The Company generally recognizes revenues in its accounts receivable management business at the time a payment is received on an account directly from the debtor, or when reported as paid by the client. Revenue is typically based upon contractual percentages of amounts collected. Revenues for certain other accounts receivable management services are recognized based upon completion of services performed for the client.

     The Company provides a variety of print and mail services to its customers. Revenue for the print and mail services is recognized upon delivery to the United States Post Office or to the customer. Postage expenses are passed directly through to the Company's clients and are not recognized as revenues or expenses in the Company's consolidated financial statements.

     Revenues for outbound and inbound teleservices consist of hourly rate charges and incentive based commissions that are recognized as these services are provided.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

  Inventory

     Inventory consists of raw materials and work in process recorded at cost
(FIFO) not to exceed market. The cost of work in process includes the costs of completed but unmailed production.

  Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of assets recorded under capital leases and leasehold improvements, are provided using the straight-line method over estimated useful lives of each class of assets, or, if shorter, the term of lease. Useful lives range from 3 to 8 years. Expenditures for repairs and maintenance are charged to expense as incurred.

  Goodwill and Other Intangibles

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and certain amounts ascribed to the issuance of pre-IPO shares of the Company's common stock. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization at December 31, 1998 amounted to $2,129.

     Other intangibles are comprised of non-compete agreements totaling $450 with certain selling shareholders. The agreements are for periods ranging from two to six years. Accumulated amortization at December 31, 1998 amounted to $75.

  Long-lived Assets

     Long-lived assets, including goodwill, are reviewed for permanent impairment annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. A loss would be recognized for the difference between the fair value and carrying value of the asset.

  Financial Instruments

     Interest rate swap agreements have been used to effectively modify the interest rate on $40 million of the Company's revolving line of credit from a variable rate to a fixed rate. Amounts paid or received by the Company under these agreements are recorded as adjustments to interest expense as realized.

     Financial instruments, which potentially expose the Company to a concentration of credit risk principally, consist of accounts receivable. The Company provides its services to a large number of clients in many domestic geographic areas. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial conditions.

  Income Taxes

     The Company records income taxes using the liability method, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets or liabilities and their respective tax basis, using enacted tax rates.

  Cash Held in Trust for Clients/Collections Due to Clients

     Cash held in trust for clients and collections due to clients consist of amounts collected on behalf of the Company's clients, net of the Company's commission.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

  Earnings Per Share

     The computation of basic earnings per share ("Basic EPS") for the year ended December 31, 1998 reflects the number of shares of Common Stock outstanding (1,682,769) attributable to BGL Capital Partners, LLC and Compass management from January 1, 1998 until February 27, 1998, the number of shares following the Founding Companies Acquisitions and Offering (11,218,460) from February 27, 1998 until March 25, 1998, and the number of shares following the exercise of the underwriters' overallotment option (11,833,460) from March 25, 1998 until the respective dates of acquisitions made using the Company's common stock that occurred through September 30, 1998. The weighted average number of shares outstanding for the year was 11,168,799.

     Diluted earnings per share ("Diluted EPS") for the year ended December 31,1998 includes the effect of 111,270 shares earned as of December 31, 1998 pursuant to earn-out agreements (see note 3) and 33,456 shares issuable for dilutive options outstanding, net of treasury shares that could be purchased in the open market based on the average closing per share price for the period. At December 31, 1998, options amounting to 122,700 weighted shares were not considered dilutive potential shares as their exercise prices were greater than the average market price.

     A decrease in the price of a share of the Company's common stock subsequent to the calculation of the estimated number of shares to be issued pursuant to the earn-out agreements would result in more shares being issued than have been used in the diluted earnings per share calculation. The actual number of shares to be issued will be based on the closing common stock price at March 30, 1999.

  New Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. The statement is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of instruments. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The non-hedge portion of a derivative's change in fair value will be immediately recognized in earnings. The Company plans to adopt Statement No. 133 in 2000, however, management does not expect its adoption to have a significant impact on the Company's financial position, results of operations or cash flows.

NOTE 3 -- ACQUISITIONS

  Founding Companies

     On March 4, 1998, Compass acquired the Founding Companies for consideration consisting of common stock, cash and debt. The closing of the Founding Companies Acquisitions and the Offering occurred on that date. The Founding Companies include providers of accounts receivable management services: National Credit Management Corporation ("NCMC"), B.R.M.C. of Delaware, Inc. ("BRMC"), Mid-Continent Agencies, Inc. ("MCA"); print and mail services: The Mail Box, Inc. ("Mail Box"); and telemarketing services: Impact Telemarketing Group, Inc. ("Impact"). Mail Box has been identified as the accounting acquirer. Accordingly, in recording the Founding Companies Acquisitions the accounts of Mail Box continue to be reflected on its historic basis of accounting, while the aggregate purchase price for the other Founding Companies was allocated based on the fair value of assets acquired and liabilities assumed.

  Acquired Companies

     Subsequent to the IPO, the Company made several additional acquisitions in the accounts receivable management services and the print and mail service industries. These acquisitions included the following

                   COMPASS INTERNATIONAL SERVICES CORPORATION accounts receivable management services companies : Professional American Collections, Inc. ("PAC") Nationwide Debt Recovery, Ltd. ("NDR"), Delivery Verification Service, Inc. ("DVS"), Midwest Collection Service, Inc.( "MCS"), R.C. Wilson Company ("Wilson"), and Rosenfeld Attorney Network ("Rosenfeld"). The print and mail service companies acquired included: Metrowebb, Inc. and MWI Laser Group, Inc. ("Metrowebb"), Maher & Associates Mailing Services, Inc. ("Ameritex") and Bender Direct Mail Service, Inc. ("Bender") (the "Acquired Companies"). The aggregate purchase price for each acquisition has been assigned to their respective assets based upon the fair value of the assets acquired and liabilities assumed. As each of these acquisitions has been accounted for as a purchase the Company's consolidated financial statements reflect the operations of the acquired companies subsequent to the date of the acquisitions.

     The following table sets forth the consideration paid (a) in shares of the Company's common stock, (b) in cash and (c) in other consideration, principally debt incurred and amounts payable pursuant to earn-out agreements as of December 31, 1998; the fair value of the net assets acquired and the resulting goodwill.

                                                                 CONSIDERATION PAID
                                         SHARES      ------------------------------------------
                                           OF         VALUE                                           NET
                                         COMMON         OF                                          ASSETS       GOOD-
                                          STOCK       SHARES      CASH       OTHER      TOTAL      ACQUIRED       WILL
                                        ---------    --------    -------    -------    --------    ---------    --------
NCMC..................................    965,801    $ 8,163     $ 3,169    $    88    $ 11,420     $2,689      $  8,731
BRMC..................................  1,151,787      9,675       3,894      1,538      15,107     (4,036)       19,143
MCA...................................    490,467      4,120       1,635      5,296      11,051        598        10,453
Impact................................    389,124      3,269         322        113       3,704        456         3,248
PAC...................................    659,154      3,803      10,425      7,617      21,845         56        21,789
NDR...................................    205,556      1,503       6,937      6,516      14,956        458        14,498
DVS...................................         --         --       1,500        365       1,865       (374)        2,239
MCS...................................         --         --       3,225        922       4,147       (411)        4,558
Wilson................................     14,285         97       3,000        584       3,681        149         3,532
Rosenfeld.............................         --         --       8,100      4,635      12,735        537        12,198
Metrowebb.............................    550,000      4,156       6,000        596      10,752      3,476         7,276
Ameritex..............................    284,112      2,850       3,500         55       6,405      1,559         4,846
Bender................................    234,939      1,875       2,152         78       4,105        632         3,473
                                        ---------    -------     -------    -------    --------     ------      --------
                                        4,945,225    $39,511     $53,859    $28,403    $121,773     $5,789      $115,984
                                        =========    =======     =======    =======    ========     ======      ========

     Consideration issued pursuant to the acquisition of Mail Box, the accounting acquirer, amounted to 2,461,852 shares of common stock with a value of $20,679 and $8,614 in cash. At the acquisition date, additional paid-in capital relating to the acquisition has been reduced by $29,293 for the value of the consideration paid for Mail Box which is accounted for at historical cost.

     Shares issued to the Founding Companies were valued at $8.40 per share, representing a 20% discount from the IPO price due to a one-year restriction on transferability. For shares issued in conjunction with other acquisitions during the year, having an aggregate recorded share value of $14,284, discounts from the market price ranged from 20% for one year restrictions on transferability to a maximum of 35% for two-year restrictions on transferability.

     The purchase agreements with certain of the Acquired Companies provide for the payment of earn-out amounts based upon 1998 performance, as defined in the specific agreements. At December 31, 1998, $11,405 has been provided in the accompanying consolidated balance sheet for estimated payments earned pursuant to these agreements, which are in the process of being finalized. The earn-outs are payable in cash of $8,904 and common stock valued at $2,501. The shares to be issued pursuant to the earn-out agreements are subject to the same restrictions on transferability as those issued in the acquisitions and, therefore, the market value of such shares have been discounted on a consistent basis. In addition, the purchase agreement with one of the Acquired Companies provides for the payment, in shares of the Company's common stock, of an earn-out based upon that company's 1999 earnings before interest, income taxes, depreciation and amortization, as defined, to a maximum amount of $3,745.

     Pursuant to the acquisitions, the Company undertook a program to consolidate and streamline the operations of the accounts receivable management services operations and to eliminate certain other redundant positions. A

                   COMPASS INTERNATIONAL SERVICES CORPORATION total charge amounting to $1,433 has been recorded as part of the goodwill recorded in the acquisition transactions. Of this amount, $1,333 relates to the severance of approximately 20 employees and $100 relates to the close-down and consolidation of operations. At of December 31, 1998, $712 was included in accrued expenses relating to severance.

     The following unaudited pro forma summary presents the combined results of operations of the Company, the Founding Companies and the Acquired Companies, as if the acquisitions and Compass' IPO occurred at the beginning of 1998 and 1997. The pro forma amounts give effect to certain adjustments including: adjustments to salaries, bonuses and benefits to former owners and key management of the Founding Companies and the Acquired Companies, repayment of long-term debt acquired, amortization of goodwill and other intangible assets resulting from the Founding Company acquisitions and the Acquired Companies, interest expense on additional debt for the Acquired Companies and provision for income taxes as if income were subject to corporate federal and state income taxes during the period. The pro forma summary does not purport to represent what Compass' operations would actually have been if such transactions had occurred on January 1, 1998 and 1997, and is not necessarily representative of Compass' results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                                          YEAR ENDED       YEAR ENDED
                                                         DEC. 31, 1998    DEC. 31, 1997
                                                         -------------    -------------
                                                          (UNAUDITED)      (UNAUDITED)
Net revenues...........................................    $177,105         $151,088
Operating income.......................................      20,775           12,947
Net income.............................................       9,345            4,634
Net income per share-basic.............................    $   0.68         $   0.34

NOTE 4 -- PROPERTY AND EQUIPMENT

     At December 31, 1998, property and equipment consist of the following:

Facilities..................................................    $ 1,098
Equipment...................................................     12,159
Furniture, fixtures and office equipment....................     13,808
Other.......................................................        398
                                                                -------
          Total.............................................     27,463
Less accumulated depreciation...............................     (9,178)
                                                                -------
          Net property and equipment........................    $18,285
                                                                =======

NOTE 5 -- LONG-TERM DEBT

  Credit Facility

     On April 23, 1998, Compass entered into an agreement (the "Revolver") with Bank of America, NT & SA together with a group of other financial institutions, with respect to a $35 million revolving credit facility. On August 7, 1998, the Revolver was amended to increase the total amount available to $50 million and on November 16, 1998 it was further amended to increase the total available credit to $55 million. The Revolver has a three-year term and has been used for acquisitions, capital expenditures, refinancing debt, and for general corporate purposes. The Revolver also provides that a maximum of $2 million of the total $55 million available may be used for letters of credit. At December 31, 1998, borrowings under the Revolver totaled $48 million, there were $.8 million in outstanding letters of credit and $6.2 million of availability.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

     The Revolver requires Compass to comply with various covenants which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, investments, capital expenditures, sales of assets, mergers and acquisitions, and dividends. Indebtedness under the Revolver bears interest at an initial increment, based on the Company maintaining a specified leverage ratio of 125 basis points over the Interbank Offered Rate or a Base Rate, as defined therein. The Revolver is secured by the common stock of Compass' current and future subsidiaries. In addition, if the Company fails to maintain a leverage ratio, as defined, of 1.5-to-1, lenders may collateralize the Revolver with substantially all of the assets of the Company and its subsidiaries. At December 31, 1998, the leverage ratio, as defined, exceeded 1.5-to-1 and the lenders have perfected their lien on the collateral. At December 31, 1998 the Company was in compliance with the debt covenants.

     The borrowing rate under the Revolver on December 31, 1998 was 6.75%. On October 13, 1998, the Company entered into interest rate swap arrangements to effectively lock in a fixed rate covering $40 million of the Company's total outstanding borrowings. The rate under the swap agreements at December 31, 1998 was 6.34%, which is comprised of a fixed rate of 4.84% plus an increment, based on the Company maintaining a specified leverage ratio, of 150 basis points. The swap arrangements were entered into with two of the lenders that are parties to the Revolver and terminate on October 15, 2000.

     Due to a change in the Company's leverage ratio, the Revolver and swap arrangements are being amended to provide a change in the margin increment to 225 basis points, or interest rates of 7.50% and 7.09%, respectively. This margin change is effective with the signing of the amendment.

NOTES PAYABLE

     The Company issued notes in connection with acquisitions and has other notes outstanding with respect to equipment financing and general working capital. Such notes are summarized as follows:

Notes issued in connection with acquisitions, due between
  January 1999 and May 2001, with interest rates ranging
  from 7.16% to 10%.........................................    $8,650
Secured equipment financing facilities, due between 1999 and
  2001, with interest rates between 8.98% and 10.15%........       584
Other notes due between 1999 to 2015, with interest rates
  between 8% and 9.5%.......................................       450
                                                                ------
          Total.............................................    $9,684
                                                                ======

     Aggregate maturities of long-term borrowings over the next five fiscal years are as follows: 1999 - $1,924; 2000 - $7,214; 2001 - $48,497; 2002 - $6;
2003 - $6; Thereafter $37.

NOTE 6 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable/payable, accrued expenses and short-term debt approximate fair value because of the short-term nature of these instruments. The estimated fair value of notes payable and long-term debt approximates the carrying value due to its stated interest rates approximating market rates for debt with similar terms and average maturities.

     The Company uses interest rate swap arrangements to reduce interest rate fluctuation risk. Amounts paid or received by the Company under these agreements are recorded as an adjustment to interest expense as realized. Fair value of these instruments is determined based on estimated settlement costs using current interest rates. At December 31, 1998, the fair value of these instruments approximates an asset of $122, which is not reflected in the accompanying consolidated balance sheet. The counterparties to the Company's interest rate swap agreements are substantial and creditworthy commercial banks which are recognized as market makers. Neither the risks of

                   COMPASS INTERNATIONAL SERVICES CORPORATION counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts were considered by the Company to be material.

NOTE 7 -- INCOME TAXES

     The provision for income taxes consists of:

Current:
  Federal...................................................    $3,865
  State.....................................................       731
                                                                ------
                                                                 4,596
                                                                ------
Deferred:
  Federal...................................................       231
  State.....................................................        42
                                                                ------
                                                                   273
                                                                ------
                                                                $4,869
                                                                ======

     Actual income tax expense differs from the "expected" income tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) as follows:

Computed "expected" income tax expense......................    $3,807
Non-deductible goodwill.....................................       686
State income taxes, net of Federal benefit..................       502
Other.......................................................      (126)
                                                                ------
          Effective income tax expense......................    $4,869
                                                                ======

     Deferred tax assets and deferred tax liabilities were comprised of the following:

Deferred tax assets:
  Allowance for doubtful accounts...........................    $  251
  Net operating loss carryforwards..........................       337
  Accrued expenses..........................................       282
  Other.....................................................         7
                                                                ------
          Total deferred tax assets.........................       877
Deferred tax liabilities --
  Amortizable goodwill......................................       136
  Depreciation expense......................................       137
                                                                ------
          Total deferred tax liabilities....................       273
                                                                ------
          Net deferred tax assets...........................    $  604
                                                                ======

     There was no valuation allowance for deferred tax assets as of December 31, 1998. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of deferred tax assets as of December 31, 1998. The Company's net operating loss carryforwards, which may be used to offset future taxable income of certain purchased subsidiaries, expire through 2012.

                   COMPASS INTERNATIONAL SERVICES CORPORATION

NOTE 8 -- STOCK OWNERSHIP AND COMPENSATION PLANS

  Employee Incentive Compensation Plan

     In 1998, the Company adopted the Employee Incentive Compensation Plan (the "Incentive Plan") pursuant to which 2,000,000 shares of common stock have been reserved for option grants to directors, officers, employees, consultants and independent contractors. Individual awards under the Incentive Plan may take the form of one or more of: (a) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (b) stock appreciation rights ("SARs");
(c) restricted or deferred stock; (d) dividend equivalents and (e) cash awards or other awards not otherwise provided for, the value of which is based in whole or part upon the value of the common stock.

     It is the policy of the Company that the number of shares of common stock subject to options granted under the Incentive Plan will not exceed 10% of the number of shares of common stock then outstanding. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited, are available for issuance or use in connection with future awards. The Board of Directors may amend the Incentive Plan without the consent of the stockholders of the Company except to the extent such consent is required by law or agreement.

  Employee Stock Purchase Plan

     During 1998 the Company has also adopted an Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which a total of 500,000 shares of common stock have been reserved for issuance. The Purchase Plan, which qualifies under
Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company to purchase common stock through payroll deductions. Payroll deductions may not exceed $25,000 for all purchase periods ending with any Plan Year, as defined. As of December 31, 1998, 500,000 shares are reserved pursuant to the Purchase Plan.

     Information as to shares subject to stock option plans is as follows:

                                                           WEIGHTED
                                                           AVERAGE             TOTAL
                                           OPTIONS      EXERCISE PRICE     CONSIDERATION
                                          ---------    ----------------    -------------
Granted.................................  1,118,695    $          10.70       $11,972
Forfeited...............................   (187,370)   $          10.95        (2,053)
                                          ---------    ----------------       -------
Shares under option at December 31,
  1998..................................    931,325    $          10.65       $ 9,919
                                          =========    ================       =======
Shares exercisable at December 31,
  1998..................................         --    $             --       $    --
                                          =========    ================       =======

     Shares outstanding under the Incentive Stock Plan vest over periods ranging from one to three years. At December 31, 1998, the weighted average remaining life of the options was 9.32 years.

  Accounting for Stock-Based Compensation

     The Company applies APB Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans and the exercise price of all options issued have equaled or exceeded the market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined

                   COMPASS INTERNATIONAL SERVICES CORPORATION consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Net income:
  As reported...............................................    $6,007
                                                                ======
  Pro forma.................................................    $5,249
                                                                ======
Basic net income per share:
  As reported...............................................    $ 0.54
                                                                ======
  Pro forma.................................................    $ 0.47
                                                                ======
Diluted net income per share:
  As reported...............................................    $ 0.53
                                                                ======
  Pro forma.................................................    $ 0.46
                                                                ======

     The estimated fair value of options granted amounted to $5.34 using the Black-Scholes option-pricing model. The principal assumptions used were:

Risk-free interest rate.....................................    5.46%
Expected dividend yield.....................................       0%
Expected volatility.........................................      60%
Expected life in years......................................       4

NOTE 9 -- BUSINESS SEGMENTS

     The Company's operations are principally in three industry segments: accounts receivable management, including the recovery of traditional delinquent accounts from both consumer and commercial debtors; print and mail services including the mailing of direct marketing materials, billing services, mail presorting and other services related to mail handling; and teleservices for outbound telemarketing, inbound customer service and inbound sales. The Company's operations are principally within the United States.

     For the year ended December 31, 1998, revenues from one customer in the print and mail segment represented approximately 19% of consolidated net revenues.

     It should be noted that industry segment information might be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

     Selected information by industry segment is summarized below for the year ended December 31, 1998:

                                        ACCOUNTS
                                       RECEIVABLE    PRINT &      TELE-                   CONSOLI-
                                       MANAGEMENT     MAIL      SERVICES     CORPORATE      DATED
                                       ----------    -------    ---------    ---------    ---------
Net revenues.........................   $ 55,708     $56,165     $15,267                  $127,140
                                        --------     -------     -------                  --------
Operating profit.....................   $  9,319     $ 6,164     $   921      $(3,562)    $ 12,842
                                        ========     =======     =======      =======     ========
Total assets.........................   $119,290     $43,342     $ 6,842      $18,007     $187,481
                                        ========     =======     =======      =======     ========
Depreciation.........................   $  1,047     $ 1,681     $   155      $    74     $  2,957
                                        ========     =======     =======      =======     ========
Capital expenditures.................   $  1,951     $ 3,072     $    80      $   646     $  5,749
                                        ========     =======     =======      =======     ========

                   COMPASS INTERNATIONAL SERVICES CORPORATION

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

  Legal Matters

     The Company is involved in various legal matters in the normal course of business. In the opinion of the Company's management, these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

  Lease Commitments and Related Parties

     The Company leases office and manufacturing space and certain plant and office equipment pursuant to long-term non-cancelable lease agreements. As of December 31, 1998, future minimum payments under lease arrangements amount to:

                                                              CAPITAL    OPERATING
   YEAR ENDING DECEMBER 31,                                   LEASES      LEASES
   ------------------------                                  -------    ---------
          1999..............................................  $2,077      $ 5,429
          2000..............................................   1,294        4,902
          2001..............................................     909        4,173
          2002..............................................     527        2,832
          2003..............................................     163        2,104
Thereafter..................................................      --        9,357
                                                              ------      -------
Total minimum lease payments................................  $4,970      $28,797
                                                                          =======
Less amount representing interest...........................    (528)
                                                              ------
Present value of minimum lease payments.....................   4,442
Less current maturities of lease obligations................  (1,798)
                                                              ------
Obligations under capital leases, excluding current
  installments..............................................  $2,644
                                                              ======

     Rent expense for the year ended December 31, 1998 amounted to approximately $5,200. The Company has real property leases either with certain former owners of the Founding and Acquired Companies or entities with which such former owners have an equity or partnership interest. Included in rent expense for the year ended December 31, 1998 is $707 for payments under leases with these related parties.

     At December 31, 1998, property and equipment included cost of $7,761 and accumulated amortization of $2,168 with respect to equipment leased under capital leases.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                                ------------------------
                                 BALANCE AT     CHARGED TO    CHARGED TO                    BALANCE AT
                                DECEMBER 31,    COSTS AND       OTHER                      DECEMBER 31,
                                    1997         EXPENSES      ACCOUNTS      OTHER(1)          1998
                                ------------    ----------    ----------    -----------    ------------
Allowance for Doubtful
  Accounts....................       $--           (321)         --            (404)          $(725)
                                     ==            ====           ==           ====           =====

---------------

(1) Represents amount of allowances from purchased companies.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the Proxy Statement sections entitled "Executive Compensation and Certain Transactions" and "Report on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated by reference from the Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated by reference from the Proxy Statement section entitled "Executive Compensation and Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       The following documents are filed as part of this report:
         1.       Financial Statements:

                  An index to the Financial Statements filed as a part of this report is contained in Item 8

                  Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly owned

b.       Reports on Form 8-K filed for the three months ended December 31,
         1998
         1.       The Company filed Form 8-K with the Securities and Exchange
                  Commission on October 16, 1998 (dated September 30, 1998)
                  with respect to the acquisition of the stock of Professional
                  American Collections, Inc. The filing was made pursuant to
                  Item 2 and Item 7 and included the unaudited financial
                  statements of Professional American Collections, Inc. and
                  unaudited pro forma combined financial statements of the
                  Company and Professional American Collections, Inc.

c.       Exhibits (Numbered in accordance with Item 601 of Regulation S-K):
         3.1(2)   Amended and Restated Certificate of Incorporation
         3.2(1)   By-Laws
         4.1(1)   Specimen Certificate representing Common Stock
         10.1(2)  1997 Employee Incentive Compensation Plan
         10.2(2)  Employee Stock Purchase Plan
         10.3(2)  Employment Agreement between the Company and Michael J.
                  Cunningham
         10.4     Amendment to Employment Agreement between the Company and
                  Michael J. Cunningham
         10.5(2)  Employment Agreement between the Company and Mahmud U. Haq
         10.6     Amendment to Employment Agreement between the Company and
                  Mahmud U. Haq
         10.7     Employment Agreement between the Company and Julie S.
                  Schechter
         10.8(2)  Employment Agreement between Compass Mail Services, L.P.,
                  (formerly the Mail Box, Inc.) and Kenneth W. Murphy
         10.9(2)  Stockholders Agreement
         10.10(2) Employment Agreement between CRMC (formerly National Credit
                  Management Corporation) and Leeds Hackett
         10.11(2) Employment Agreement between CRMC (formerly Mid-Continent
                  Agencies, Inc.) and Leslie J. Kirschbaum
         10.12(2) Employment Agreement between Compass Teleservices, Inc.,
                  (formerly Impact Telemarketing Group, Inc.) and Edward A.
                  DuCoin
         10.13(1) Processing Agreement between VarTec Telecommunications, Inc.
                  and Compass Mail Services L.P. (formerly The Mail Box, Inc.)
         10.14    Credit Agreement dated March 17, 1998 among the Company and
                  Various Financial Institutions
         10.15    First Amendment dated August 7, 1998 to the Credit Agreement dated March 17, 1998 among the Company and Various Financial
                  Institutions
         10.16    Second Amendment dated November 16, 1998 to the Credit
                  Agreement dated March 17, 1998 among the Company and Various
                  Financial Institutions
         10.17    Third Amendment dated December 11, 1998 to the Credit
                  Agreement dated March 17, 1998 among the Company and Various
                  Financial Institutions

         10.18    Lease between Petula Associates, LTD and Compass
                  International Services Corporation dated December 22, 1998
         10.19    First Amendment to the Lease Agreement between Petula
                  Associates, Ltd. and the Company
         11       Statement regarding computation of per share income
         21       Subsidiaries of Registrant
         27       Financial Data Schedule (for SEC Information Only)
         99       Financial statements of The Mail Box, Inc., the accounting
                  Acquirer, at December 31, 1996, 1997, and February 28, 1998
                  and the results of their operations and their cash flows for each of the years ended December 31, 1996 and 1997 and the two months ended February 28, 1998

---------------

(1) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-37205) and incorporated by reference herein.

(2) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-50021) and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                          COMPASS INTERNATIONAL
                                          SERVICES CORPORATION

                                          By:        /s/ MAHMUD U. HAQ
                                            ------------------------------------
                                                       Mahmud U. Haq
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE
                  ---------                                     -----

          /s/ MICHAEL J. CUNNINGHAM              Chairman of the Board                  March 30, 1999
---------------------------------------------
            Michael J. Cunningham

              /s/ MAHMUD U. HAQ                  Chief Executive Officer (Principal     March 30, 1999
---------------------------------------------      Executive Officer and Director
                Mahmud U. Haq

              /s/ LEEDS HACKETT                  Chief Financial Officer (Principal     March 30, 1999
---------------------------------------------      Financial Officer and Accounting
                Leeds Hackett                      Officer and Director)

          /s/ HOWARD L. CLARK, JR.               Director                               March 30, 1999
---------------------------------------------
            Howard L. Clark, Jr.

            /s/ EDWARD A. DUCOIN                 Director                               March 30, 1999
---------------------------------------------
              Edward A. DuCoin

            /s/ LES J. KIRSCHBAUM                Director                               March 30, 1999
---------------------------------------------
              Les J. Kirschbaum

              /s/ SCOTT H. LANG                  Director                               March 30, 1999
---------------------------------------------
                Scott H. Lang

            /s/ KENNETH W. MURPHY                Director                               March 30, 1999
---------------------------------------------
              Kenneth W. Murphy

            /s/ BILLY RAY PITCHER                Director                               March 30, 1999
---------------------------------------------
              Billy Ray Pitcher

            /s/ TOMMASO ZANZOTTO                 Director                               March 30, 1999
---------------------------------------------
              Tommaso Zanzotto