Form 10-K/A
period 1998-12-31
COMPASS INTERNATIONAL SERVICES CORP
filed 1999-04-30
CIK 1046817

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                   FORM 10-K/A

                  Amendment No. 1 to Annual Report on Form 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                        Commission File Number 000-23217


                           ---------------------------



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
                                                 Yes   X    No
                                                     ----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____.

    As of April 21, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $74,176,364. The closing price of the Common Stock on April 21, 1999, as reported on the Nasdaq National Market was $6.75.

    As of April 21, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 14,405,973.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Documents incorporated by reference into this report: None.

================================================================================

         The Registrant hereby amends the Report on Form 10-K filed with the SEC on March 31, 1999 in order to revise Items 10, 11, 12 and 13 to include information previously incorporated by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to each of the directors and executive officers of the Company:


                                                                                          Served as
                                                                                           Director      Term
           Name              Age                    Position with Company                   Since       Expires
-----------------------      ---     -------------------------------------------------   -----------    --------
Michael J. Cunningham         41     Chairman of the Board of Directors                      1997        2001
Mahmud U. Haq                 39     Chief Executive Officer, President and a Director       1997        1999
Richard Noble                 46     Chief Accounting Officer and Acting Chief                --          --
                                     Financial Officer
Julie S. Schechter            40     Secretary and General Counsel                            --          --
Howard L. Clark, Jr.          55     Director                                                1998        2000
Edward A. DuCoin              33     Director                                                1998        1999
Leeds Hackett                 58     Director                                                1998        2001
Les J. Kirschbaum             56     Director                                                1998        1999
Scott H. Lang                 52     Director                                                1997        2000
Kenneth W. Murphy             60     Director                                                1998        2001
Billy Ray Pitcher             56     Director                                                1999        2000
Tommaso Zanzotto              57     Director                                                1998        2000


         Michael J. Cunningham joined the Company in June 1997 and has served as chairman since September 1997. Mr. Cunningham served as Chief Executive Officer of the Company until November 1998. Prior to joining the Company, Mr. Cunningham held various senior executive positions at American Express Company ("American Express"). From 1992 until June 1997, Mr. Cunningham was Vice President-Operations of the Travel Related Services division of American Express where he was responsible for management of the billing and payment processes for all domestic credit card holders, as well as the collection agency management function. He also chaired the steering committee and managed the group that develops and enhances the global system that generates Travel Related Services customer statements throughout the world. From 1988 to 1992, Mr. Cunningham was Vice President of Finance of the Travel Related Services division and from 1984 to 1988 he served as Director of Corporate Financial Analysis for American Express. Mr. Cunningham formerly served on the Advisory Council for the National Foundation for Consumer Credit.

         Mahmud U. Haq joined the Company in April 1997 and has served as a director and President since October 1997. Mr. Haq was appointed Chief Executive Officer in November 1998 after serving as the Company's Chief Operating Officer. From December 1996 until joining the Company, Mr. Haq was the Executive Vice President of Global Business Development at Nationwide Credit, Inc., one of the nation's largest accounts receivable management companies. From 1985 to 1996, Mr. Haq held various senior executive positions at American Express, including Vice President - Risk Management of Global Collections for the Travel Related Services division (1994-1996) and Vice President and Controller Consumer Card Group Operations for the Travel Related Services division (1992-1994). Mr. Haq formerly served on the Board of Directors of the Consumer Credit Association.

         Richard Noble became Acting Chief Financial Officer of the Company in April 1999 and has served as Chief Accounting Officer since January 25, 1999. Prior to joining the Company, during 1998 and early 1999 Mr. Noble served as Executive Vice President and Chief Financial Officer of Lan Computer Integrators, Inc. and as a private consultant. Mr. Noble served as Vice President and Chief Financial Officer of WinStar Global Products, Inc. from 1996 to 1997, as Vice President and Chief Financial Officer of Canrad Inc. from 1988 to 1996 and as Corporate Controller of Canrad Inc. from 1985 to 1988. From 1974 to 1985, Mr. Noble was affiliated with KPMG Peat Marwick.

         Julie S. Schechter joined the Company as its General Counsel in September 1998 and was appointed Corporate Secretary in October 1998. From March 1995 until joining Compass, Ms. Schechter served as counsel for the Retailer Financial Services Division of General Electric Capital Corporation. From August 1987 to March 1995, Ms. Schechter served as counsel for the Travel Related Services Division of American Express.

         Howard L. Clark, Jr. became a director of the Company in March 1998 after the consummation of the Company's initial public offering (the "IPO"). Mr. Clark has served as Vice Chairman of Lehman Brothers Inc. since 1993. He was Chairman, President and Chief Executive Officer of Shearson Lehman Brothers Holdings, Inc. from 1990 until he assumed his current position. Prior to that time, Mr. Clark was Executive Vice President and Chief Financial Officer of American Express, having held various positions with that firm since 1981. He is also a director of Lehman Brothers Inc., Fund American Enterprises Holdings, Inc., The Maytag Corporation and Walter Industries, Inc.

         Edward A. DuCoin became a director of the Company in March 1998 after the closing of the IPO. Mr. DuCoin founded Impact Telemarketing Group, Inc. ("Impact") in 1984 and served as its Co-President until October 1, 1998. Impact was acquired by Compass at the time of the IPO. Mr. DuCoin now serves as President of Compass Teleservices, Inc., the successor to Impact and a subsidiary of the Company. He was a member of the Board of Directors of the American Telemarketing Association from 1992 to 1993 and has been a national speaker on the subject of telemarketing.

         Leeds Hackett became a director of the Company in March 1998 after the consummation of the IPO and served as Executive Vice President and Chief Financial Officer from November 1998 until April 1999. Mr. Hackett had served as the Chairman and Chief Executive Officer of National Credit Management Corporation ("NCMC"), an entity acquired by the Company at the time of the IPO, since 1991. From 1989 to 1991, Mr. Hackett was Executive Vice President and Chief Financial Officer of The Union Corporation, a New York Stock Exchange company, which has subsidiaries in the debt collection business. From 1987 to 1989, he was the President and Chief Executive Officer of The Park Avenue Bank, N.A. and from 1965 to 1986, he held various management positions at Marine Midland Bank.

         Les J. Kirschbaum became a director of the Company in March 1998 after the closing of the IPO and has served since April 1999 as President of Compass Receivables Management Corporation, a subsidiary of the Company. Mr. Kirschbaum served as President of Mid-Continent Agencies, Inc. ("MCA"), from 1974 to 1995 and served as its Chief Executive Officer from 1995 to December 1998. MCA was acquired by Compass at the time of the IPO. Mr. Kirschbaum served as the Chairman of the Commercial Agency Section ("CAS") of the Commercial Law League of America ("CLLA") from 1986 to 1988, and was the CAS representative on the Board of Governors of the CLLA from 1991 to 1994. The CLLA is a trade association of commercial attorneys and commercial collection agencies with approximately 6,000 members.

         Scott H. Lang became a director of the Company in April 1997. Since 1996, Mr. Lang has been a managing member of BGL Management Company, LLC, which is the managing member of BGL Capital

Partners, LLC, a merchant banking firm which originates and finances industry consolidations. Mr. Lang is also a Managing Director and Principal of Brown, Gibbons, Lang & Company, L.P., an investment banking firm, a position he has held since 1995. From 1985 to 1995, he served as Executive Vice President and Managing Director of Investment Banking at Rodman & Renshaw, Inc., a Chicago- based securities firm. Prior to 1985, Mr. Lang practiced law in Washington, D.C., where he was a partner at Arnold & Porter.

         Kenneth W. Murphy became a director of the Company in March 1998 after the consummation of the IPO. Mr. Murphy had served as the President and Chief Executive Officer of The Mail Box, Inc., an entity acquired by the Company at the time of the IPO, since its founding in 1971 and now serves as President of Compass' Print & Mail Division. Mr. Murphy served as the Chairman of the Board of Directors of The Mail Advertising Service Association, International ("MASA"), a mailing industry trade association for one year in 1993 and has been a member of the organization since 1987. He is also currently a member of the Board of Directors of MASA-Southwest, Advertising Mail Marketing Association, the Direct Marketing Association of North Texas and the Dallas-Fort Worth and Austin Postal Customer Councils.

         Billy Ray Pitcher has served as a director of the Company since March 1999, having been elected by the Board of Directors to fill the vacancy created by the resignation of John W. Maloney. Since July 1998, Mr. Pitcher has been self-employed as a certified public accountant and consultant to small businesses. From June 1996 to July 1998, he served as the Chief Financial Officer of B.R.M.C. of Delaware, Inc. ("B.R.M.C."), which was acquired by Compass at the time of the IPO. Prior to joining B.R.M.C., Mr. Pitcher engaged in his accounting and consulting business.

         Tommaso Zanzotto became a director of the Company in March 1998 after the consummation of the IPO. Mr. Zanzotto is the President of Toscana Ville E. Castelli, a real estate development company which owns and operates residential and commercial properties in the lodging and hotel industry. From 1994 to 1996, he was the Chairman and Chief Executive Officer of Hilton International. From 1969 to 1993, Mr. Zanzotto held various positions with American Express Travel Related Services including President International, American Express Financial and Travel Services (1990-1993); President, American Express Corporate Card Division (1987-1990); and President, American Express Travelers Cheques (Europe, Africa, Middle East). He is also a director of Travel Services International, Inc., a distributor of specialized leisure travel services.

         DIRECTOR COMPENSATION. Directors who are also employees of the Company or one of its subsidiaries do not receive compensation for serving as directors. Each director who is not an employee of the Company or one of its subsidiaries receives a fee of $2,000 for attendance at each Board of Directors' meeting and $1,000 for each committee meeting (unless held on the same day as a Board of Directors' meeting). Directors receive one-half of the normal compensation for attendance at telephonic meetings. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof or otherwise incurred in their capacity as directors. Upon the consummation of the IPO, each of Messrs. Lang, Clark and Zanzotto was granted options to purchase 10,000 shares of Common Stock. Mr. Pitcher was granted an option to purchase 10,000 shares upon his election as a director. In addition, on the date of each annual meeting, each non-employee director who has served on the Board for at least three months will be granted options to purchase an additional 5,000 shares. All options granted to non-employee directors to date are exercisable at a price equal to $10.50 per share (the IPO price), were immediately exercisable at the grant date and expire on the earlier of ten years from the grant date or one year after termination of service as a director.

         BOARD MEETINGS. The Board of Directors meets quarterly and may schedule additional special meetings upon request of the Chairman of the Board, the President or directors comprising one-half of the

Board. From the date of the IPO to December 31, 1998, the Board of Directors conferred by telephone on a number of occasions and held three formal meetings, in addition to actions taken by unanimous written consent.

         COMMITTEES OF THE BOARD OF DIRECTORS. Messrs. Clark and Zanzotto comprise the Audit Committee, which is responsible for recommending independent auditors to the Board for selection, reviewing the plan and scope of the accountants' audit, reviewing the Company's audit and control functions and reporting to the full Board of Directors regarding all of the foregoing. From the date of the IPO to December 31, 1998, the Audit Committee conferred by telephone on a number of occasions and held three formal meetings.

         Messrs. Lang and Zanzotto serve on the Compensation Committee, which has the responsibility to establish the overall compensation policies to be followed by the Board of Directors and recommends the compensation of the Company's key employees. From the date of the IPO to December 31, 1998, the Compensation Committee conferred by telephone on a number of occasions and held three formal meetings in addition to actions taken by unanimous written consent.

         Each director attended all of the board meetings and meetings of board committees on which he served that were held during such period.

         EXECUTIVE OFFICERS. The executive officers are elected by the Board of Directors annually and such officers serve at the discretion of the Board of Directors. See "Executive Compensation." There are no family relationships among any of the directors or executive officers of the Company.

         SECTION 16(A) COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that except as set forth in the following sentence, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons. Michael J. Cunningham inadvertently failed to timely report ownership of 500 shares of Common Stock which he may be deemed to beneficially own because they are held by a relative. Mr. Cunningham has since filed a report with respect to such shares.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 1998, for (i) the Company's Chairman and former Chief Executive Officer, (ii) the current Chief Executive Officer, and (iii) the three other current and former executive officers of the Company who received the highest compensation (combined salary and bonus) for such fiscal year (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                Long Term
                                              Annual Compensation                            Compensation
                                   ----------------------------------------------------     ------------------
                                                                                                 Awards

                                                                                            ------------------
                                                                            Other               Securities
                                                                           Annual               Underlying         All Other
     Name and Principal               Salary           Bonus            Compensation             Options          Compensation
          Position                      ($)             ($)                   ($)                    (#)               ($)
-----------------------------      -----------------------------      -----------------     ------------------ -----------------
Michael J. Cunningham(1)(2)            $224,519         ___                  ___                 150,000              ___
   Chairman and former
   Chief Executive Officer
Mahmud U. Haq(1)(2)                    $223,461         ___                  ___                 250,000              ___
   President, Chief
   Executive Officer and
   former Chief Operating
   Officer
Leeds Hackett(3)                       $128,077         ___                  ___                   ___                ___
   Former Executive Vice
   President and former Chief
   Financial Officer
Richard A. Alston(2)(4)                $145,384         ___                  ___                100,000(5)            ___
   Former Chief Financial
   Officer, former
   Executive Vice
   President, Corporate
   Development
Julie Schechter(6)                   $79,615(7)      $50,000(8)              ___                  50,000              ___
   General Counsel and
   Corporate Secretary
------------------

(1) On November 3, 1998, Mr. Cunningham resigned as Chief Executive Officer and Mr. Haq was elected to that position with Mr. Cunningham remaining in the position of Chairman of the Board.

(2) Includes consulting fees paid to these individuals by BGL Capital Partners, L.L.C. prior to the IPO and reimbursed by the Company from IPO proceeds.

(3) From the closing of the IPO until November 1998, Mr. Hackett was employed by a subsidiary of Compass. He was elected Executive Vice President and Chief Financial Officer on November 3, 1998. On April 13, 1999, Mr. Hackett terminated his employment with the Company.

(4) On November 3, 1998, Mr. Alston resigned the position of Chief Financial Officer and was appointed Executive Vice President, Corporate Development. On December 21, 1998, Mr. Alston terminated his employment with the Company.

(5) Mr. Alston's options were cancelled on December 21, 1998, when he terminated his employment with the Company.

(6)      Ms. Schechter joined the Company on September 1, 1998.

(7) This amount represents the salary paid to Ms. Schechter since September 1, 1998, when her employment began and includes a $15,000 reimbursement for options that were forfeited when Ms. Schechter terminated her employment with her former employer.

(8)      This amount was earned in 1998, but paid in 1999.

         OPTIONS GRANTS IN LAST FISCAL YEAR. The following table provides information on grants of stock options to the Named Officers in fiscal 1998. No stock appreciation rights were granted to the Named Officers during 1998.

                              OPTION GRANTS IN 1998


           Name          Number of         Percentage of       Exercise Or       Expiration       Potential Realizable Value at
                        Securities         Total Options       Base Price           Date           Assumed Annual Rate of Stock
                        Underlying          Granted to          ($/Share)                         Price Appreciation for Option
                          Options            Employees                                                     Term ($)(3)
                      Granted (#)(1)          (%)(2)
                                                                                                      5%                 10%
--------------------- ---------------     ---------------     -------------     ------------     -------------      -------------
Michael J. Cunningham         150,000                 13.8%             10.50        2/27/08           990,509          2,510,144
Mahmud U. Haq                 100,000                  9.2%             10.50        2/27/08           660,339          1,673,430
                              150,000                 13.8%             10.94        7/31/08         1,032,016          2,615,331
Richard A. Alston             100,000                  9.2%             10.50            (4)                --                 --
Julie Schechter                50,000                  4.6%             11.00        7/24/08           345,892            876,558
------------------

(1) Each of these options was granted pursuant to the Company's Employee Incentive Compensation Plan and is subject to the terms of such plan. All options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant.

(2) Does not include the grant of options to purchase 30,000 shares of common stock to non-employee directors.

(3) In accordance with the rules of the Security and Exchange Commission, shown are hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection for future increases in the price of its common stock.

(4) Mr. Alston's options were cancelled on December 21, 1998 when he terminated his employment with the Company.


         AGGREGATED FISCAL YEAR-END OPTION VALUES. The following table provides information on the Named Officers' unexercised options at December 31, 1998. No options were exercised by Named Officers in 1998.

                   AGGREGATED FISCAL YEAR-END OPTION VALUES


                                            Numbers of Shares                        Value of
                                         Underlying Unexercised              Unexercised In-the-Money
                                            Options at Fiscal                    Options at Fiscal
                                              Year-End (#)                         Year-End ($)
                                     --------------------------------   ----------------------------------
            Name                        Exercisable/Unexercisable           Exerciseable/Unexercisable
-----------------------------        --------------------------------   ----------------------------------
Michael J. Cunningham                           0/150,000                               -0-
Mahmud U. Haq                                   0/250,000                               -0-
Julie Schechter                                 0/50,000                                -0-


         EMPLOYMENT AGREEMENTS. Messrs. Cunningham, Haq and Alston entered into three-year employment agreements with the Company, effective upon the consummation of the IPO, that provided for annual base salaries of $225,000 for Mr. Cunningham and $200,000 for Mr. Haq and Mr. Alston. In November 1998, in connection with Mr. Cunningham's resignation from the position of Chief Executive Officer and Mr. Haq's appointment to such position, the agreements of Mr. Cunningham and Mr. Haq were amended, and Mr. Haq's annual base salary was increased to $225,000. At the time of the IPO, Mr.

Hackett entered into a five-year employment agreement with NCMC, a subsidiary of the Company, pursuant to which he agreed to serve as NCMC's President and Chief Executive Officer. The agreement provided for an annual base salary of $150,000. Mr. Hackett transitioned into the position of Chief Financial Officer of the Company in November 1998. Upon joining the Company in September 1998, Ms. Schechter entered into a three-year employment agreement that provides for an annual base salary of $200,000 and a guaranteed 1998 bonus (earned in 1998 and payable in 1999) of $50,000.

         Mr. Alston terminated his employment with the Company in December 1998 and Mr. Hackett terminated his employment with the Company in April 1999. The Company is currently negotiating with Mr. Hackett the amount of severance compensation which he will receive. While no determination has been made, the amount of his severance is not expected to exceed two times his annual salary, i.e. $300,000.

         With respect to the employment agreements of Mr. Cunningham, Mr. Haq and Ms. Schechter, each agreement provides that the executive is eligible to earn an annual bonus of up to a specified percentage (100% for Messrs. Cunningham and Haq and 50% for Ms. Schechter) of his or her salary based upon specified performance criteria. Unless terminated or not renewed by the Company or the executive, the term of each such employment agreement will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. Each employment agreement contains a covenant not to compete with the Company for a period of one year following termination of employment. Under this covenant, the executive is prohibited from: (i) engaging in any business in competition with the Company anywhere in the United States;
(ii) enticing a managerial employee of the Company away from the Company; (iii) soliciting or selling any competitive products or services to any person or entity which is, or has been within one year prior to the date of termination, a customer of the Company, or that was actively solicited by the Company during such period; or (iv) calling upon a prospective acquisition candidate which the employee knew was approached or analyzed by the Company, for the purpose of acquiring the entity. The covenant may be enforced by injunctions or restraining orders and shall be construed in accordance with the changing activities, business and location of the Company. Each employment agreement requires the executive to devote his or her full time to the Company.

         The employment agreements for Messrs. Cunningham and Haq provide that, in the event of a termination of employment by the Company without cause or by the executive for good reason during the term of the agreement, the Company will pay to the executive, as severance compensation, (i) his then current salary plus the bonus paid to him the last fiscal year for a period of two years following the date of termination and (ii) his bonus for the current year prorated through the termination date. If Ms. Schechter's employment is terminated by the Company without cause or by Ms. Schechter for good reason during the term of her agreement, she will be entitled to severance payments equal to (i) her then current salary for a period of one year following the termination date and (ii) her bonus for the current year prorated through the termination date. So long as the executive does not engage in conduct giving rise to the right to terminate employment for cause, Good Reason includes (i) the failure to elect the executive to the office previously held, the removal of the executive from his or her position or the assignment to the executive of any additional duties or responsibilities or a reduction in executive's duties or responsibilities which, in either case, are inconsistent with those customarily associated with such position, (ii) a relocation by the Company of the executive's place of employment beyond a specified area, (iii) material breach of the agreement by the Company following notice and opportunity to cure, (iv) a decrease in the executive's total compensation; and (v) certain terminations or amendments of the Company's employee benefit plans. Payment is due in equal installments on the Company's normal payroll payment dates during the severance period. The employment agreements further provide that in the event of a change in control of the Company (as defined in the employment agreements), the executive will have the right, at any time following the change in control with respect to Messrs. Cunningham and Haq and within one year following the change in control with respect to Ms. Schechter to terminate his or her employment and be entitled to receive severance benefits as described above for three years in the case of Messrs. Cunningham and Haq and one year in the case of Ms. Schechter.

                      REPORT OF THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

         The Committee's goal is to provide a compensation package that will enable the Company to attract, retain and motivate highly qualified executives, reward extraordinary effort and performance and link the interests of the Company's executives to the interests of the Company's stockholders.

         Salaries. The salaries paid to the Named Executive Officers were determined by their respective employment agreements. See the "Summary Compensation Table." The employment agreements of Messrs. Cunningham, Haq, Alston and Hackett were negotiated prior to the Company's IPO. In November 1998, Mr. Haq's agreement was amended and his salary increased to $225,000 when he assumed the position of chief executive officer. In August 1998, the Board of Directors reviewed and approved the employment agreement with Ms. Schechter, which included a guaranteed 1998 bonus of $50,000.

         Bonuses. No performance bonuses were paid to Named Executive Officers in fiscal 1998 as the Company did not meet the earnings threshold established by the Compensation Committee.

         Options. The Company has awarded stock options to its executive officers to provide competitive compensation packages and because the Company believes that option grants provide an equity stake in the Company that helps to align the interests of management and other stockholders. Accordingly, the Company granted options to Messrs. Cunningham, Haq and Alston at the time of the IPO and to Ms. Schechter when she joined the Company. In July 1998, the Committee approved an additional grant to Mr. Haq of options to purchase 150,000 shares of common stock. Such grant was made in recognition of Mr. Haq's significant achievements since the IPO, including the reorganization of Compass' consumer collections business and the consummation of several acquisitions.

         COMPLIANCE WITH SECTION 162(M). The Board of Directors currently intends for all compensation paid to the Named Officers to be tax deductible to the Company pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended ("Section 162(m)"). Section 162(m) provides that compensation paid to the Named Officers in excess of $1,000,000 cannot be deducted by the Company for federal income tax purposes unless, in general, such compensation is performance based, is established by an independent committee of directors, is objective and the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders. In the future, however, if, in the judgment of the Board, the benefits to the Company of a compensation program that does not satisfy the arbitrary and inflexible conditions of Section 162(m) outweigh the costs to the Company of the failure to satisfy these conditions, the Board may adopt such a program.

         Report submitted by the Compensation Committee of the Board of
Directors:
                                  Scott H. Lang
                                Tommaso Zanzotto

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Lang and Zanzotto are members of the Compensation Committee. Committee members have no "interlocking" relationships as defined by the Securities and Exchange Commission.

                                PERFORMANCE GRAPH

                COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN*
                   AMONG COMPASS INTERNATIONAL SERVICES CORP
                THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEEK
                                     GROUP


         The graph set forth below compares the cumulative total stockholder return on the Common Stock of the Company from February 27, 1998 through December 31, 1998 with the cumulative total return on the Nasdaq Market Index and peer group of publicly traded companies over the same period (assuming the investment of $100 in the Common Stock, the Nasdaq Market Index and the peer group on February 27, 1998 and the reinvestment of all dividends, if any). The peer group consists of APAC TeleServices, ICT Group, Inc., NCO Group, Inc., Precision Response Corporation, RMH Teleservices, Inc., SITEL Corporation, Sykes Enterprises, Incorporated, TeleSpectrum Worldwide, Inc. and TeleTech Holdings, Inc.

                                                                  CUMULATIVE TOTAL RETURN
                                                           -----------------------------------
                                                             2/27/98  3/98   6/98  9/98  12/98

COMPASS INTERNATIONAL SERVICES CORP.                            100    142    90    80    101
PEER GROUP                                                      100    117    88    74     98
NASDAQ STOCK MARKET (U.S.)                                      100    104   107    96    125


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 29, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each of the Named Officers employed by the Company on December 31, 1998, and (iv) all directors and executive officers of the Company as a group.

               NAME AND ADDRESS(1)                              NUMBER                    PERCENT
-------------------------------------------------         -------------------        -----------------
Kenneth W. Murphy(2)                                                1,586,911                      11.0
Wanger Asset Management, L.P.(3)                                    1,409,000                       9.8
SAFECO Asset Management Company(4)                                    855,200                       5.9
Les J. Kirschbaum                                                     467,127                       3.2
Leeds Hackett                                                         393,329                       2.7
Michael J. Cunningham(5)                                              312,415                       2.2
Scott H. Lang(6)(7)                                                   288,919                       2.0
Mahmud U. Haq(8)                                                      229,656                       1.6
Edward A. DuCoin                                                      194,562                       1.4
Billy Ray Pitcher(7)                                                   47,296                        *
Howard L. Clark, Jr.(7)                                                10,000                        *
Tommaso Zanzotto(7)                                                    10,000                        *
Julie Schechter                                                           -0-                        *
ALL DIRECTORS AND EXECUTIVE                                         3,540,215                      25.1
 OFFICERS AS A GROUP (11 PERSONS)(6)(9)
------------------

(1) Unless otherwise indicated, the address of the beneficial owners is c/o the Company, One Penn Plaza, Suite 4430, New York, New York 10119.

(2) Certain of these shares are owned by the Kenneth W. Murphy Children's Trust of which Mr. Murphy is the trustee.

(3) As reported on a Schedule 13G filed with the SEC on January 11, 1999 and amended on February 24, 1999. According to the Schedule, this stockholder and its affiliates have shared voting and dispositive power with respect to these shares. The address of this stockholder is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(4) As reported on a Schedule 13G filed with the SEC on February 12, 1999. According to the Schedule, this stockholder and an affiliate have shared voting and dispositive power with respect to these shares as a result of serving as investment adviser to registered investment companies. The address of this stockholder is 601 Union Street, Suite 2500, Seattle, Washington 98101.

(5) Includes 50,000 shares issuable upon the exercise of options that are currently exercisable.

(6) Includes 126,499 shares held by Brown Gibbons Lang & Company, L.P. As a minority owner of this partnership, Mr. Lang has shared voting and dispositive power with respect to these shares. Mr. Lang disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(7) Includes 10,000 shares issuable upon the exercise of options that are currently exercisable.

(8) Includes 33,333 shares issuable upon the exercise of options that are currently exercisable.

(9) Includes 123,333 shares issuable upon the exercise of options that are currently exercisable.

*Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Compass Teleservices, Inc., a subsidiary of the Company, leases office space from DuCoin Investment Group, a partnership owned in part by Edward A. DuCoin, a director of the Company. The total rent paid in 1998 under such lease was $90,300, of which $75,250 was paid after the IPO.

         In October 1998, the Company settled certain litigation involving MCA by paying the plaintiff $200,000 in cash and issuing to the plaintiff two promissory notes in the aggregate principal amount of $200,000. Under the acquisition agreement among the Company, MCA and Les J. Kirschbaum (MCA's former owner and a current director of the Company), Mr. Kirschbaum indemnified the Company for losses and damages arising from this litigation. In settlement of his indemnification obligations, Mr. Kirschbaum paid the Company $200,000 in cash and issued two promissory notes, each in the principal amount of $100,000. The terms of the notes are substantially identical to the terms of the notes issued by the Company to the plaintiff in the lawsuit. One of Mr. Kirschbaum's notes matures on August 30, 1999 and the other matures on August 30, 2000; both notes bear interest at the rate of 8% per annum (minus interest earned by the Company on monies deposited in escrow in the lawsuit). If Mr. Kirschbaum fails to pay the first note when due, the second note will become immediately due and payable.

         The Company's print and mail division leases certain facilities from TDC No. 12 Ltd. ("TDC"), pursuant to a lease which expires in 2002. Kenneth W. Murphy, a director and principal stockholder of the Company, is a 50% limited partner of TDC. The total rent paid in 1998 under such lease was $407,680, of which $316,200 was paid after the IPO.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized, on the 29th day of April, 1999.


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



                        SIGNATURE                                   TITLE                        DATE
                        ---------                                   -----                        ----

/s/ MICHAEL J. CUNNINGHAM                                  Chairman of the Board            April 29, 1999
-----------------------------------------------------
Michael J. Cunningham

/s/ MAHMUD U. HAQ                                          Chief Executive Officer          April 29, 1999
-----------------------------------------------------      (Principal Executive
Mahmud U. Haq                                              Officer) and Director

/s/ RICHARD NOBLE                                          Acting Chief Financial           April 29, 1999
-----------------------------------------------------      Officer (Principal
Richard Noble                                              Financial and
                                                           Accounting Officer)

/s/ HOWARD L. CLARK, JR.                                   Director                         April 29, 1999
-----------------------------------------------------
Howard L. Clark, Jr.

/s/ EDWARD A. DUCOIN                                       Director                         April 29, 1999
-----------------------------------------------------
Edward A. DuCoin

/s/ LEEDS HACKETT                                          Director                         April 29, 1999
-----------------------------------------------------
Leeds Hackett

/s/ LES J. KIRSCHBAUM                                      Director                         April 29, 1999
-----------------------------------------------------
Les J. Kirschbaum

/s/ SCOTT H. LANG                                          Director                         April 29, 1999
-----------------------------------------------------
Scott H. Lang


/s/ KENNETH W. MURPHY                                      Director                         April 29, 1999
-----------------------------------------------------
Kenneth W. Murphy

/s/ BILLY RAY PITCHER                                      Director                         April 29, 1999
-----------------------------------------------------
Billy Ray Pitcher

/s/ TOMMASO ZANZOTTO                                       Director                         April 29, 1999
-----------------------------------------------------
Tommaso Zanzotto