Form 10-Q
period 1999-03-31
COMPASS INTERNATIONAL SERVICES CORP
filed 1999-05-17
CIK 1046817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

As of May 13, 1999, 14,405,973 Shares of Common Stock, par value $.01 per share, were outstanding.

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                                    FORM 10-Q

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements (unaudited):

                  General Information                                          3

                  Consolidated Statements of Operations for the
                     Three Months Ended March 31, 1999 and 1998                3

                  Consolidated Balance Sheets at March 31, 1999 and
                     December 31, 1998                                         4

                  Consolidated Statement of Stockholders' Equity for
                     the Three Months Ended March 31, 1999                     5

                  Consolidated Statements of Cash Flows for the Three
                     Months Ended March 31, 1999 and 1998                      6

                  Notes to Consolidated Financial Statements                   7

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

Item 3            Quantitative and Qualitative Disclosures About
                  Market Risk                                                 18

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                           18

Item 2            Changes in Securities and Use of Proceeds                   19

Item 6            Exhibits and Reports on Form 8-K                            20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

Compass International Services Corporation ("Compass" or the "Company") was organized to create a leading provider of outsourced business services to public and private entities throughout the United States. On March 4, 1998, simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), Compass acquired all of the outstanding capital stock of five companies providing accounts receivable management services, mailing services and teleservices (the "Founding Companies") in separate purchase transactions (the "Acquisitions"). The Founding Companies included The Mail Box, Inc., National Credit Management Corporation, B.R.M.C. of Delaware, Inc., Mid-Continent Agencies Inc. and Impact Telemarketing Group, Inc. Prior to the Offering and the closing of the Founding Companies Acquisitions, Compass had no operating activities. Subsequent to the Offering, Compass completed nine additional acquisitions and reorganized certain of its operating entities.

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                              1999                               1998
                                                              ----                               ----

Net revenues                                                $    41,720                        $     8,552

Cost of revenues                                                 28,640                              5,164
                                                            -----------                        -----------

      Gross profit                                               13,080                              3,388

Selling, general and
  administrative expenses                                         9,469                              2,348
Goodwill amortization                                               888                                130
                                                            -----------                        -----------

    Operating income                                              2,723                                910

Interest expense
   (income), net                                                  1,174                                 (4)
                                                            -----------                        ------------

Income before provision
   for income taxes                                               1,549                                914

Provision for income taxes                                          692                                416
                                                             ----------                        -----------

      Net income                                             $      857                        $       498
                                                             ==========                        ===========

Net income per share:
   Basic and diluted                                         $     0.06                         $     0.10
                                                             ==========                         ==========

Weighted average number of shares outstanding:
   Basic                                                     14,405,973                          5,114,237
                                                             ==========                          =========
   Diluted                                                   14,405,973                          5,150,450
                                                             ==========                          =========


                 See Notes to Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               MARCH 31,              DECEMBER 31,
                                                                                 1999                    1998
                                                                                 ----                    ----
                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  9,075                   $   8,606
    Cash held in trust for clients                                                5,690                       4,346
    Trade receivables, less
     allowance of $737 at March 31, 1999
     and $725 at December 31, 1998                                               21,783                      20,704
    Inventory                                                                     1,352                       1,282
    Postage on hand                                                               1,790                       2,067
    Prepaid expenses and other current assets                                     1,308                       1,819
    Deferred income taxes                                                           877                         877
                                                                                 ------                    --------
       Total current assets                                                      41,875                      39,701

Property and equipment, net                                                      18,804                      18,285
Goodwill, net                                                                   127,977                     127,857
Other assets                                                                      1,056                       1,495
                                                                               --------                    --------
       Total assets                                                            $189,712                    $187,338
                                                                               ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade payables                                                             $  6,709                   $   6,783
    Accrued expenses                                                              6,741                       5,540
    Accrued earn-outs payable                                                     3,500                       8,904
    Collections due to clients                                                    5,690                       4,346
    Customer postage advances and deposits                                        2,485                       2,484
    Notes payable                                                                 7,180                       1,924
    Capital lease obligations                                                     1,702                       1,798
                                                                               --------                    --------
       Total current liabilities                                                 34,007                      31,779

Long-term debt                                                                   53,000                      48,000
Notes payable                                                                     1,569                       7,760
Capital lease obligations                                                         3,124                       2,644
Deferred income taxes                                                               273                         273
                                                                               --------                    --------
  Total liabilities                                                              91,973                      90,456
                                                                               --------                    --------


Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
    $.01 par value, no shares issued or outstanding                                   -                           -
Common stock, 50,000,000 shares authorized
    $.01 par value, 14,405,973 and 13,804,846 shares
    issued and outstanding at March 31, 1999 and
    December 31, 1998, respectively                                                 144                         138
Additional paid-in capital                                                       87,536                      85,041
Value of shares to be issued                                                          -                       2,501
Retained earnings                                                                10,059                       9,202
                                                                               --------                    --------
     Total stockholders' equity                                                  97,739                      96,882
                                                                               --------                    --------
     Total liabilities and stockholders' equity                                $189,712                    $187,338
                                                                               ========                    ========

                 See notes to Consolidated Financial Statements.

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                ADDITIONAL
                                                   COMMON STOCK PAID-IN          RETAINED
                                                   SHARES          AMOUNT         CAPITAL        EARNINGS        TOTAL
                                                   ------          ------         -------        --------        -----
Balance, December 31, 1998                        13,804,846         $138         $87,542          $9,202        $96,882

Shares issued for earn-outs                          601,127            6              (6)              -              -

Net Income                                                 -            -               -             857            857
                                                 -----------         ----         -------         -------        -------

Balance, March 31, 1999                           14,405,973         $144         $87,536         $10,059        $97,739
                                                  ==========         ====         =======         =======        =======


                 See Notes to Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                         ------------------

                                                                                  1999                           1998
                                                                                  ----                           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                       $   857                       $    498
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                       1,074                            205
Amortization                                                                         888                            130
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
  OF EFFECT FROM ACQUISITIONS:
Cash held in trust for clients                                                    (1,344)                             -
Trade receivables                                                                 (1,079)                           105
Inventory                                                                            (70)                            32
Postage on hand                                                                      277                           (377)
Prepaid expenses and other current assets                                            916                             (2)
Other liabilities                                                                      -                             51
Accounts payable and accrued expenses                                              1,127                            388
Collections due to clients                                                         1,344                            461
Customer postage advances and deposits                                                 1                            474
Income taxes payable                                                                   -                            357
                                                                                 -------                       --------
Net cash provided by operating activities                                          3,991                          2,322
                                                                                 -------                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                                                   (699)                          (498)
Business acquisitions, net of cash acquired                                       (6,378)                       (16,203)
                                                                                 -------                        -------
Net cash used in investing activities                                             (7,077)                       (16,701)
                                                                                 -------                        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations                                             (510)                           (70)
Net proceeds from initial public offering                                              -                         41,926
Proceeds from credit facility                                                      5,000                              -
Repayment of debt                                                                   (935)                       (13,011)
                                                                                 -------                       --------
Net cash provided by financing activities                                          3,555                         28,845
                                                                                 -------                       --------

Net increase in cash and cash equivalents                                            469                         14,466
Cash and cash equivalents, beginning of period                                     8,606                              -
                                                                                 -------                       --------
Cash and cash equivalents at end of period                                       $ 9,075                       $ 14,466
                                                                                 =======                       ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                                           $   986                       $     88
                                                                                 =======                       ========
Cash paid for income taxes                                                       $   534                       $      2
                                                                                 =======                       ========

Non cash investing activities:
Fair value of net assets acquired                                                                              $ 64,001
Value of common stock issued                                                                                    (45,660)
Value of warrants issued                                                                                            (50)
                                                                                                               --------
Net cash paid                                                                                                    18,291
Cash acquired in acquisitions                                                                                    (2,088)
                                                                                                               --------
Net cash paid for acquisitions                                                                                 $ 16,203
                                                                                                               ========


In 1999, non-cash financing activities included $841 of capital lease obligations incurred for equipment.

                 See Notes to Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



NOTE 1 - BUSINESS AND ORGANIZATION

         Compass International Services Corporation, a Delaware corporation ("Compass" or the "Company") is a leading provider of accounts receivable management services and other complementary outsourced services. Compass' Accounts Receivable Management segment provides a suite of accounts receivable management solutions to clients, including traditional third party collection services, pre-collection customer contact programs, innovative payment options, credit report-related services, an attorney network for severely delinquent accounts, and bankruptcy and probate collection strategies. Compass' Print and Mail segment offers printing, mailing and related services which complement the accounts receivable management services, including expertise and efficiency in direct mail and billing, presorting, freight and drop shipping, data processing, laser printing, mailing list rental and order fulfillment. The Company's Teleservices segment provides state-of-the-art call management and reporting.

         On March 4, 1998, simultaneously with the closing of the Company's initial public offering ("IPO" or the "Offering") of its common stock, Compass acquired in separate purchase transactions, all of the outstanding capital stock of five companies providing accounts receivable management services, print and mail services and teleservices (the "Founding Companies"). Prior to the Offering, Compass had no operating activities. Since the Offering, Compass has completed nine additional acquisitions and has reorganized certain of its operating entities. These consolidated financial statements reflect the results of operations of Compass and its subsidiaries subsequent to the IPO and initial acquisitions.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Interim Financial Information

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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


Earnings Per Share

         Basic and diluted earnings per share have been calculated based upon the provisions of FASB Statement No. 128, Earnings per Share. Basic earnings per share ("Basic EPS") for the three months ended March 31, 1999 reflect the number of shares of Common Stock outstanding for the entire period. The average market price for the quarter was below the exercise price of all outstanding options and warrants. Therefore, all outstanding options and warrants would have had an anti-dilutive effect on earnings per share and have been excluded from the calculation.

         The computation of Basic EPS for the three months ended March 31, 1998 reflects the number of shares of Common Stock outstanding (1,682,769) attributable to BGL Capital Partners, LLC and Compass management from January 1, 1998 until February 27, 1998, the number of shares following the Acquisitions and Offering (11,218,460) from February 27, 1998 until the underwriters' overallotment option was exercised on March 25, 1998 and 11,833,460 shares thereafter until March 31, 1998. Diluted earnings per share ("Diluted EPS") for the 1998 period includes the effect of options and warrants outstanding during such period.

Shares used in the calculation of EPS for the three months ended March 31, 1998 are as follow:

Basic (weighted average shares outstanding)                     5,114,237
Effect of dilutive potential securities                            36,213
                                                                ---------
Shares used in calculation of Diluted EPS                       5,150,450
                                                                =========


NOTE 3 - ACQUISITIONS

Founding Companies

         On March 4, 1998, Compass acquired the Founding Companies for consideration consisting of common stock, cash and debt. The closing of the Founding Companies Acquisitions and the Offering occurred on that date. The Founding Companies include providers of accounts receivable management services: National Credit Management Corporation, B.R.M.C. of Delaware, Inc., Mid-Continent Agencies, Inc.; print and mail services: The Mail Box, Inc. ("Mail Box"); and telemarketing services: Impact Telemarketing Group, Inc. Mail Box has been identified as the accounting acquirer. Accordingly, in recording the Founding Companies Acquisitions, the accounts of Mail Box continue to be reflected on its historic basis of accounting, while the aggregate purchase price for the other Founding Companies was allocated based on the fair value of assets acquired and liabilities assumed.


Acquired Companies

         Subsequent to the IPO, the Company made additional acquisitions in the accounts receivable management services and the print and mail services industries. These acquisitions included the following accounts receivable management services companies: Professional American Collections, Inc. Nationwide Debt Recovery, Ltd., Delivery Verification Service, Inc., Midwest Collection Service, Inc., R.C. Wilson Company, and Rosenfeld Attorney Network. The print and mail services companies acquired included: Metrowebb, Inc. and MWI Laser Group, Inc., Maher & Associates Mailing Services, Inc. and Bender Direct Mail Service, Inc. The businesses acquired by Compass subsequent to the IPO are collectively referred to as the "Acquired Companies." The aggregate purchase price for each acquisition has been assigned to their respective assets based upon the fair value of the assets acquired and liabilities assumed. As each of these acquisitions has been accounted for as a purchase, the Company's consolidated financial statements reflect the operations of the acquired companies subsequent to the respective date of the acquisition.

         Pursuant to the acquisitions, the Company undertook a program to consolidate and streamline the operations of the accounts receivable management services operations and to eliminate certain other redundant positions. A total charge amounting to $1,433 was recorded as part of the goodwill recorded in the acquisition transactions. Of this amount, $1,333 related to the severance of approximately 20 employees and $100 related to the close-down and consolidation of operations. As of March 31, 1999, $409 was included in accrued expenses relating to severance.

         The following unaudited pro forma summary presents the combined results of operations of the Company, the Founding Companies and the Acquired Companies, as if the acquisitions and Compass' IPO occurred at January 1, 1998. The pro forma amounts give effect to certain adjustments including: adjustments to salaries, bonuses and benefits to former owners and key management of the Founding Companies and the Acquired Companies, repayment of long-term debt acquired, amortization of goodwill and other intangible assets resulting from the acquisitions and the Founding Companies and the Acquired Companies, interest expense on additional debt for the Acquired Companies and provision for income taxes as if income were subject to corporate federal and state income taxes during the period. The pro forma summary does not purport to represent what Compass' operations would actually have been if such transactions had occurred on January 1, 1998, and are not necessarily representative of Compass' results of operations for any future period.

Since the Founding Companies and the Acquired Companies were not under common control or management prior to their acquisition by Compass, historical combined results may not be comparable to, or indicative of, future performance.

                                                          MAR. 31, 1998
                                                          -------------
                                                           (Unaudited)
         Net revenues                                       $45,472
         Operating income                                   $6,208
         Net income                                         $2,975
         Net income per share-basic                         $ 0.21


NOTE 4 - CREDIT FACILITY

         On March 30, 1999, the Company's $55 million credit facility was amended to: a) revise certain definitions, b) establish termination fees should the facility be terminated prior to December 31, 1999, c) prohibit additional acquisitions until the Leverage Ratio, as defined, is less than 2-to-1 for two consecutive fiscal quarters, but at least until January 1, 2000, d) increase the Maximum Leverage Ratio, as defined, from 2.0 to a quarterly scale ranging from 3.0-to-1 to 2.25-to-1, e) establish a Maximum Senior Leverage Ratio and f) redefine the Debt-to-Capitalization Ratio. The Company was in compliance with all of the covenants contained in the credit agreement for the period ended March 31, 1999 and through the date of filing on Form 10-Q.

In addition, pursuant to the amendment, the interest rate under the credit agreement was increased from 150 basis points to 225 basis points over the Interbank Offered Rate or a Base Rate as defined in the Agreement.


NOTE 5 - BUSINESS SEGMENTS

         The Company's operations are principally in three industry segments: accounts receivable management services, print and mail services and teleservices. The Company's operations are principally within the United States.

         It should be noted that industry segment information might be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

         Selected information by industry segment is summarized below for the quarters ended March 31, 1999 and 1998, respectively. The consolidated financial statements reflect the results of operations of Compass and its subsidiaries subsequent to the IPO. Therefore, the results of operations for the three months ended March 31, 1998 reflect one month of operating activity.



                                   ACCOUNTS
                                 RECEIVABLES         PRINT &         TELESER-                             CONSOLID-
                                  MANAGEMENT          MAIL             VICES         CORPORATE              ATED
                                  ----------          ----            ---------      ---------              ----
Three months ended March 31, 1999
---------------------------------

Net revenues                        $ 22,607           $14,827            $4,286                           $ 41,720
                                    ========           =======            ======                           ========

Operating income                    $  3,651           $   529            $  367          $(1,824)         $  2,723
                                    ========           =======            ======          ========         ========

Total assets                        $122,747           $42,284            $7,473          $17,208          $189,712
                                    ========           =======            ======          =======          ========

Depreciation                        $    400           $   570            $   51          $    53          $  1,074
                                    ========           =======            ======          =======          ========

Capital expend-
   itures                           $     85           $ 1,118            $   25          $   312          $  1,540
                                    ========           =======            ======          =======          ========


Three months ended March 31, 1998
---------------------------------

Net revenues                         $ 3,849           $ 3,176           $ 1,527                           $  8,552
                                     =======           =======           =======                           ========

Operating income                     $   522           $   572            $  116         $   (300)         $    910
                                     =======           =======            ======         =========         ========

Total assets                         $54,703           $12,324            $8,090          $19,916          $ 95,033
                                     =======           =======            ======          =======          ========

Depreciation                        $     96           $    88            $   21          $     -          $    205
                                    ========           =======            ======          =======          ========

Capital expend-
   itures                           $    123           $   354            $    -          $    21          $    498
                                    ========           =======            ======          =======          ========



NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. The statement is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of instruments. The Company plans to adopt Statement No. 133 for the fiscal year ending December 31, 2000, however, management does not expect its adoption to have a significant impact on the Company's financial position, results of operations or cash flows.


NOTE 7 - SUBSEQUENT EVENTS

         On May 12, 1999, the Company signed a definitive agreement with NCO Group, Inc. ("NCO"), a provider of accounts receivable management services, under which NCO will acquire all outstanding shares of Compass in a stock-for-stock transaction. Under the terms of the transaction, it is anticipated that NCO will issue 0.23739 shares of NCO common stock in exchange for each common share of Compass.

         In conjunction with the above transaction, Compass will divest its Print and Mail business to a company formed by the division's current management team for total cash consideration of approximately $35.1 million plus assumption of certain obligations.

         The NCO transaction is subject to customary closing conditions, including Hart-Scott-Rodino approval, approval by Compass' shareholders and completion of the management buyout of the Print and Mail division. Both transactions are currently expected to close in the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Compass and related notes thereto included herein and in the Company's Form 10-K as amended and filed with the Securities and Exchange Commission.

Presented below are discussions of the Company's results of operations on both a historical and pro forma basis. Although the Company was formed in April, 1997, there were no operating activities prior to the IPO and the closing of the Founding Companies Acquisitions. Furthermore, since the Founding Companies Acquisitions did not occur until March 4, 1998, the historical operating results for the quarter ended March 31, 1998 include only one month of results from the Founding Companies. The Company did not make any additional acquisitions in the month of March 1998.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998-HISTORICAL


NET REVENUES. Net revenues for the three months ended March 31, 1999 amounted to $41.7 million. Among the segments, Accounts Receivable Management contributed $22.6 million, or 54.2%, Print and Mail contributed $14.8 million, or 35.5%, and Teleservices contributed $4.3 million, or 10.3%.

         Net revenues for the three months ended March 31, 1998 amounted to $8.5 million. Among the segments, Accounts Receivable Management contributed $3.8 million, or 45.0%, Print and Mail contributed $3.2 million, or 37.1%, and Teleservices contributed $1.5 million, or 17.9%.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 1999 were $28.6 million, or 68.6% of net revenues. By segment, cost of revenues for Accounts Receivable Management amounted to $13.9 million, or 61.5% of segment net revenues. Cost of revenues for Print and Mail amounted to $11.5 million, or 77.3% of segment net revenues. Cost of revenues for Teleservices amounted to $3.2 million, or 74.4% of net revenues.

         Cost of revenues for the three months ended March 31, 1998 amounted to $5.2 million or 60.4% of net revenues. Among the segments, cost of revenues for Accounts Receivable Management amounted to $2.0 million, or 52.6% of net revenues. Cost of revenues for Print and Mail amounted to $2.1 million, or 65.6% of net revenues. Cost of revenues for Teleservices amounted to $1.1 million, or 73.3% of net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended March 31, 1999 were $10.3 million, or 24.7% of net revenues. Selling, general and administrative expenses in the Accounts Receivable Management segment amounted to $4.9 million, or 21.7% of segment net revenues. Selling, general and administrative expenses in the Print and Mail segment amounted to $2.8 million, or 18.9% of segment net revenues. Selling, general and administrative expenses for the Teleservices segment amounted to $0.8 million, or 18.7% of segment net revenues.


         Corporate expenses amounted to $1.8 million and included $0.3 million relating to the evaluation of the Company's strategic investment alternatives.

         Selling, general and administrative expenses for the three months ended March 31, 1998 were $2.5 million or 29% of net revenues.

INTEREST EXPENSE. Interest expense amounted to $1.2 million in the current period. The interest primarily relates to borrowings under the Company's credit facility, which were used to make acquisitions and loans from selling shareholders in connection with the acquisition of their companies, and to interest imputed on capital leases.

         Interest income, net for the 1998 period was negligible as the Company had not completed its credit facility and had made no acquisitions other than the Founding Companies.

INCOME TAXES. The effective income tax rates used for the 1999 and 1998 periods were 44.7% and 45.5%, respectively, as compared to the statutory rate of 35%. The difference primarily relates to the effects of state income taxes and the non-deductibility of goodwill arising primarily from the stock acquisitions.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998-PRO FORMA

         Pro forma results of operations presented below assume that the IPO, the Founding Companies Acquisitions and the subsequent acquisitions occurred on January 1, 1998 and reflect certain pro forma adjustments. See Note 3 of Notes to the Consolidated Financial Statements.


(Dollars in thousands)
                                                 THREE MONTHS ENDED MARCH 31,
                                                1999                     1998
                                                ----                     ----
Net revenues                                   $41,720                  $45,472
Cost of revenues                                28,640                   30,151
                                               -------                  -------
      Gross Profit                              13,080                   15,321
Selling, general and
   administrative expenses                      10,357                    9,113
                                               -------                  -------
      Operating income                         $ 2,723                  $ 6,208
                                               =======                  =======

NET REVENUES. Net revenues decreased $3.8 million, or 8.4%, from $45.5 million for the three months ended March 31, 1998 to $41.7 million for the three months ended March 31, 1999.

         Net revenues for the Accounts Receivable Management segment increased $0.3 million, or 1.3%, from $22.3 million to $22.6 million.

         Net revenues for the Print and Mail segment decreased $3.6 million, or 19.6%, from $18.4 million to $14.8 million. $3.2 million of the decrease resulted from the segment's largest customer, who, as a result of competitive pressures, changed direct mail advertising campaigns from long-run print and mail roll-outs to short-run test packages. Net revenues for the segment included a one-time large order in the first quarter of 1998. New customers and volume increases with existing customers resulted in $1.1 million of new net revenues.

         Net revenues for the Teleservices segment decreased $0.5 million, or 10%, from $4.8 million to $4.3 million. This decrease was expected as the segment implemented a strategy designed to replace high volume but low margin business with more profitable client relationships.

COST OF REVENUES. Cost of revenues decreased $1.5 million, or 5.0%, from $30.1 million for the prior year three month period to $28.6 million for the current year three month period. Cost of revenues as a percentage of net revenues amounted to 68.6% for the 1999 period as compared to 66.3% for the 1998 period.

         Cost of revenues for the Accounts Receivable Management segment increased by $0.4 million, or 3%, from $13.5 million to $13.9 million. This increase is reflective of a shift in the mix of service offerings in the segment.

         Cost of revenues for the Print and Mail segment decreased $1.6 million, or 12.2%, from $13.1 million to $11.5 million. As a percentage of net revenues, these costs increased from 71.2% to 77.3%. The increase reflects the excess capacity that resulted from the reduced level of business during the current quarter as compared to the same period of 1998.

         Cost of revenues for the Teleservices segment decreased $0.4 million, or 11.1%, from $3.6 million to $3.2 million. As a percentage of net revenues, these costs amounted to 73.5% for the 1999 period as compared to 75.2% for the same period of 1998. The decrease in cost of revenues as a percentage of net revenues reflects management's efforts to focus on higher margin business as well as a reduction in telecommunications expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 1999 period increased $1.3 million, or 14.3%, from $9.1 million to $10.4 million. As a percentage of net revenues, such expenses increased to 24.8% in 1999 from 20.0% in 1998.

         Selling, general and administrative expenses in the Accounts Receivable Management segment increased $0.1 million, or 2.1%, from $4.8 million to $4.9 million. This increase is reflective of the continued cost of integration of the separate business units within the segment.

         Selling, general and administrative expenses in the Print and Mail segment increased $0.4 million, or 16.0%, from $2.5 million to $2.9 million. This increase is reflective of the cost of additional administrative personnel.

         Selling, general and administrative expenses for the Teleservices segment decreased $0.2 million, or 20%, from $1.0 million to $0.8 million. The decrease reflects efficiencies gained from improved systems in the areas of administration and client services.

         Corporate expenses increased $1.0 million, or 125.0%, from $0.8 million to $1.8 million. This increase reflects the addition of personnel, legal, consulting and other professional fees and costs associated with evaluating the strategic alternatives available to the Company.


LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended March 31, 1999, net cash provided by operating activities amounted to $4.0 million. Operating activities included $2.8 million of earnings before depreciation and amortization. Changes in operating assets and liabilities added an additional $1.2 million in net cash.

         Cash used in investing activities for the first quarter of 1999 included net cash paid for acquisitions completed in 1998, primarily related to earn-out agreements, in the amount of $6.4 million, and $0.7 million in capital expenditures which were primarily comprised of purchases of equipment for Print and Mail Services.

         Financing activities for the quarter ended March 31, 1999 generated net cash in the amount of $3.6 million. Of this amount, proceeds in the amount of $5.0 million were borrowed under the Company's revolving credit facility (which is further discussed in the following paragraphs). Financing activities that required cash included the repayment of acquired debt in the amount of $0.9 million and repayments of capital lease obligations of $0.5 million.

         On March 30, 1999, the Company's $55 million credit facility (the "Agreement") was amended to: a) revise certain definitions, b) establish termination fees should the facility be terminated prior to December 31, 1999,
c) prohibit additional acquisitions until the Leverage Ratio, as defined, is less than 2-to-1 for two consecutive fiscal quarters, but at least until January 1, 2000, d) increase the Maximum Leverage Ratio, as defined, from 2.0 to a quarterly scale ranging from 3.0-to-1 to 2.25-to-1, e) establish a Maximum Senior Leverage Ratio and f) redefine the Debt-to-Capitalization Ratio.

         In addition, the interest rate under Agreement was increased from 150 basis points to 225 basis points over the Interbank Offered Rate or a Base Rate as defined in the Agreement. The Company was in compliance with all of the covenants under the Agreement for the period ended March 31, 1999.

         At March 31, 1999, borrowings under the Agreement totaled $53 million, there were $.8 million in outstanding letters of credit and $1.2 million remained available for borrowing. An additional $0.7 million was borrowed in April 1999.

         During the three months ended March 31, 1999, the Company has paid $5.4 million in cash with respect to earn-out agreements, and the Company expects to pay up to an additional $3.5 million (of which, $1.0 million was paid in April
1999). The cash payments under notes payable remaining to be paid during 1999 is expected to be $0.5 million. The Company anticipates that the integration and consolidation of acquired print and mail companies will result in cash payments of approximately $1.4 million in 1999.

         Based upon its current projections, management believes that cash flows from operations combined with the remaining availability under the Agreement will be sufficient to meet the Company's working capital needs in 1999.

SEASONALITY

         The operations of Compass are not subject to seasonal factors that have a material impact on the results of operations.

RECENT DEVELOPMENTS

         On May 12, 1999, the Company signed a definitive agreement with NCO, a provider of accounts receivable management services, under which NCO will acquire all outstanding shares of Compass in a stock-for-stock transaction. Under the terms of the transaction, it is anticipated that NCO will issue
0.23739 shares of NCO common stock in exchange for each common share of Compass.

         In conjunction with the above transaction, Compass will divest its Print and Mail business to a company formed by the division's current management team for total cash consideration of approximately $35.1 million plus assumption of certain obligations.

         The NCO transaction is subject to customary closing conditions, including Hart-Scott-Rodino approval, approval and completion of the management buyout of the Print and Mail division. Both transactions are currently expected to close in the third quarter of 1999.


YEAR 2000

         The Company has assembled a Year 2000 Task Force which continues identifying and assessing potential operating and software problems related to the "Year 2000" issue, both internally and externally. The Company's Year 2000 program is addressing both information technology and non-information technology. The Company's Year 2000 Task Force has completed an inventory of the hardware and software used in its operations, has prioritized the hardware and software into "mission critical" and "non-mission critical" and has assessed the Year 2000 readiness of all of the "mission-critical" and the majority of the "non-mission critical" hardware and software inventoried. Based on this effort, the Company has identified only non-material Year 2000 issues, all of which are being remediated and will also be tested on or before September 30, 1999. Two of the Company's acquisitions have non-compliant hardware and software, but the hardware and software used by those acquisitions are in the process of being replaced in the course of a broader upgrade which will bring them into compliance. Additionally, the Company has communicated with landlords, significant vendors and other critical service providers to determine if such parties are year 2000 compliant or have effective plans in place to address the year 2000 issue and to determine the extent of the Company's vulnerability to the failure of such parties to remediate such issues. It has received responses from many of these third parties and is awaiting responses and/or re-contacting the non-responding third parties. None of the responses received to date have identified any Year 2000 issues which are not on-track to be remediated well in advance of the requisite date(s). The Company will continue to assess its risks and develop appropriate contingency plans as needed if responses from landlords, significant vendors and other critical service providers so warrant. The Company does not believe that the costs of modifications, upgrades or replacements which would not have been incurred but for the Year 2000 issue will be material.

         The Company does not expect the impact of the Year 2000 to have a material adverse impact on the Company's business or results of operations. However, any failure to effectively complete the necessary changes to the Company's financial and operating systems on a timely basis, or, the occurrence of unanticipated or undiscovered Year 2000 compliance problems could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the

Company's clients or significant suppliers or vendors will not have a material adverse effect on the Company's business or results of operations.

FORWARD-LOOKING INFORMATION-SAFE HARBOR STATEMENT

         Certain statements contained in this discussion regarding future events and financial performance are not based on historical facts and, as such, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that involve uncertainties and risk. There can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause such differences include the Company's ability to achieve expected growth in revenues, earnings and operating efficiencies, year 2000 uncertainties and other risks described in the Company's Form 10-K, as amended and Form S-1 filed with the Securities and Exchange Commission at the time of the IPO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt.

         At March 31, 1999, the Company had $13 million of debt subject to variable interest rates. A one percent change in interest rates would impact interest expense by $0.13 million with respect to the amount of debt that is subject to variable interest rates.

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

Part II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         In October 1998, a subsidiary of one of the Founding Companies, Bomar Credit Corporation, and Compass Receivable Management Corporation, a subsidiary of the Company, received a Civil Investigative Demand from the Federal Trade Commission's ("FTC") Chicago Regional Office requesting various categories of information relating to compliance with the Fair Debt Collection Practices Act. The Company is cooperating fully with the FTC's request. The Company, along with counsel, has reviewed the requests, but since the matter is still in the very early state, an assessment of its duration and outcome, and associated liability and expense, if any, cannot reasonably be made at this time. However, there can be no assurances that future developments relating to this matter will not have a material adverse impact on the Company's business, financial condition or results of operations.

         The Company is not involved in any other legal proceedings material to the business, financial condition or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 31, 1999, Compass issued 105,256 shares of common stock to each of the Steven B. McCormick Trust, the David P. McCormick Trust, and the Mark E. McCormick Trust pursuant to earn out provisions contained in the acquisition agreement related to the Company's acquisition of Professional American Collections, Inc. The shares were valued at a price of $4.03 per share. This value represents the $5.88 closing price of the common stock on March 30, 1999, as discounted to reflect the remaining one and 3/4-year restriction on transferability of the shares as provided in the acquisition agreement.

         On March 31, 1999, Compass issued 142,680 shares of common stock to David D. Schultz and 142,679 shares of common stock to Patricia A. Nowak pursuant to earn out provisions contained in the acquisition agreement related to the Company's acquisition of Nationwide Debt Recovery, Ltd. The shares were valued at $4.30 per share. This value represents the $5.88 closing price of the common stock on March 30, 1999, as discounted to reflect the remaining approximate one and 1/2-year restriction on transferability of the shares as provided in the acquisition agreement.

         Such sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.        EXHIBITS

                    2.1 Agreement and Plan of Merger dated May 12, 1999 among the Company, NCO Group, Inc. and Cardinal Acquisition Corporation. Registrant agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule.

                    2.2 Stock Purchase Agreement dated May 12, 1999 between the Company and Swiss-Irish Enterprises, Inc. Registrant agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule.

                    2.3 Letter Agreement dated May 12, 1999 among the Company and Kenneth W. Murphy.

                   10.1 Fourth Amendment dated March 30, 1999 to the Credit Agreement dated March 17, 1998 among the Company and Various Financial Institutions

                   10.2 Letter agreement between the Company and Leeds Hackett dated March 9, 1999.

                   10.3 Agreement and Release between the Company and Leeds Hackett dated April 13, 1999.


         B.        FORM 8-K
                           No reports on Form 8-K were filed during the period.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1999                               COMPASS INTERNATIONAL SERVICES
                                                  CORPORATION
                                                  By: /s/ MAHMUD U. HAQ
                                                  Mahmud U. Haq
                                                  Chief Executive Officer