Form 10-Q
period 1999-06-30
COMPASS INTERNATIONAL SERVICES CORP
filed 1999-08-13
CIK 1046817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23217

                   COMPASS INTERNATIONAL SERVICES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               2-3540815
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

                                    Yes  X  No
                                       -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 12, 1999, 14,405,973 Shares of Common Stock, par value $.01 per share, were outstanding.

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                                    FORM 10-Q

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements (unaudited)

           General Information                                               3

           Consolidated Statements of Operations for the
              Three Months Ended June 30, 1999 and 1998                      3

           Consolidated Statements of Operations for the
              Six Months Ended June 30, 1999 and 1998                        4

           Consolidated Balance Sheets at June 30, 1999 and
              December 31, 1998                                              5

           Consolidated Statement of Stockholders' Equity for
              the Six Months Ended June 30,1999                              6

           Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1999 and 1998                            7

           Notes to Consolidated Financial Statements                        8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              14

Item 3     Quantitative and Qualitative Disclosures About
           Market Risk                                                      23

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                24

Item 6     Exhibits and Reports on Form 8-K                                 25

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

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                            1999           1998
                                            ----           ----

Net revenues                           $     39,873    $     33,622

Cost of revenues                             28,169          22,732
                                       ------------    ------------

      Gross profit                           11,704          10,890

Selling, general and
  administrative expenses                    10,016           6,552
Merger related expenses (see note 7)          1,009              --
Goodwill amortization                           889             516
                                       ------------    ------------

    Operating (loss) income                    (210)          3,822

Interest expense                              1,346             181
                                       ------------    ------------

(Loss) income before (benefit) provision
   for income taxes                          (1,556)          3,641

(Benefit) provision for income taxes           (114)          1,663
                                       ------------    ------------

      Net (loss) income                $     (1,442)   $      1,978
                                       ------------    ============

Net (loss) income per share:
   Basic and diluted                   $      (0.10)   $       0.16
                                       ============    ============

Weighted average number of
   shares outstanding:
   Basic                                 14,405,973      12,523,516
                                       ============    ============
   Diluted                               14,405,973      12,665,891
                                       ============    ============


                 See Notes to Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                         1999            1998
                                         ----            ----

Net revenues                        $     81,593    $     42,174

Cost of revenues                          56,809          28,100
                                    ------------    ------------

      Gross profit                        24,784          14,074

Selling, general and
  administrative expenses                 19,183           8,696
Merger related expenses (see note 7)       1,312              --
Goodwill amortization                      1,777             646
                                    ------------    ------------

    Operating income                       2,512           4,732

Interest expense                           2,520             177
                                    ------------    ------------

(Loss) income before provision
   for income taxes                           (8)          4,555

Provision for income taxes                   578           2,079
                                    ------------    ------------

      Net (loss)income              $       (586)   $      2,476
                                    ============    ============

Net (loss) income per share:
   Basic and diluted                $      (0.04)   $       0.28
                                    ============    ============

Weighted average number of
   shares outstanding:
   Basic                              14,405,973       8,839,344
                                    ============    ============
   Diluted                            14,405,973       8,929,144
                                    ============    ============


                 See Notes to Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      JUNE 30,      DECEMBER 31,
                                                        1999           1998
                                                        ----           ----
ASSETS                                              (UNAUDITED)
Current assets:
    Cash and cash equivalents                        $  7,189       $  8,606
    Cash held in trust for clients                      5,153          4,346
    Trade receivables, less
     allowance of $638 at June 30, 1999
     and $725 at December 31, 1998                     20,453         20,704
    Inventory                                           1,433          1,282
    Postage on hand                                     1,505          2,067
    Prepaid expenses and other current assets           2,223          1,819
    Deferred income taxes                                 877            877
                                                     --------       --------
       Total current assets                            38,833         39,701

Property and equipment, net                            19,923         18,285
Goodwill, net                                         127,178        127,857
Other assets                                            1,410          1,495
                                                     --------       --------
       Total assets                                  $187,344       $187,338
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Credit Facility                                  $ 53,700       $     --
    Trade payables                                      7,423          6,783
    Accrued expenses                                    7,777          5,540
    Accrued earn-outs payable                           1,339          8,904
    Collections due to clients                          5,153          4,346
    Customer postage advances and deposits              2,578          2,484
    Notes payable                                       6,682          1,924
    Capital lease obligations                           1,845          1,798
                                                     --------       --------
       Total current liabilities                       86,497         31,779

Credit facility                                            --         48,000
Notes payable                                           1,616          7,760
Capital lease obligations                               2,662          2,644
Deferred income taxes                                     273            273
                                                     --------       --------
  Total liabilities                                    91,048         90,456
                                                     --------       --------

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
  $.01 par value, no shares issued or outstanding          --             --
Common stock, 50,000,000 shares authorized
  $.01 par value, 14,405,973 and 13,804,846 shares
  issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively                         144            138
Additional paid-in capital                             87,536         85,041
Value of shares to be issued                               --          2,501
Retained earnings                                       8,616          9,202
                                                     --------       --------
       Total stockholders' equity                      96,296         96,882
                                                     --------       --------
       Total liabilities and stockholders' equity    $187,344       $187,338
                                                     ========       ========



                 See notes to Consolidated Financial Statements.

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                        ADDITIONAL
                                   COMMON STOCK           PAID-IN      RETAINED
                                SHARES        AMOUNT      CAPITAL      EARNINGS        TOTAL
                                ------        ------      -------      --------        -----

Balance, December 31, 1998    13,804,846   $      138   $   87,542    $    9,202    $   96,882

Shares issued for earn-outs      601,127            6           (6)           --            --

Net loss                              --           --           --          (586)         (586)
                              ----------   ----------   ----------    ----------    ----------

Balance, June 30,1999         14,405,973   $      144   $   87,536    $    8,616    $   96,296
                              ==========   ==========   ==========    ==========    ==========



                 See Notes to Consolidated Financial Statements

                   COMPASS INTERNATIONAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                         1999          1998
                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                    $    (586)       2,476
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation                                             2,205        1,107
Amortization                                             1,777          646
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
  OF EFFECT FROM ACQUISITIONS:
Cash held in trust for clients                            (807)          --
Trade receivables                                          251        1,969
Inventory                                                 (151)        (140)
Postage on hand                                            562         (423)
Prepaid expenses and other current assets                 (404)        (672)
Other assets                                                16          335
Trade payables and accrued expenses                      2,877       (1,276)
Collections due to clients                                 807          382
Customer postage advances and deposits                      94          431
Income taxes payable                                        --          (63)
Other non-current liabilities                               --           (8)
                                                     ---------    ---------
Net cash provided by operating activities                6,641        4,764
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                       (2,644)      (3,055)
Business acquisitions, net of cash acquired             (8,594)     (37,663)
                                                     ---------    ---------
Net cash used in investing activities                  (11,238)     (40,718)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations                 (1,134)        (734)
Net proceeds from initial public offering                   --       40,368
Proceeds from credit facility                            5,700       19,500
Repayment of debt                                       (1,386)     (14,261)
                                                     ---------    ---------
Cash flows provided by financing activities              3,180       44,873
                                                     ---------    ---------

Net (decrease) increase in cash
   and cash equivalents                                 (1,417)       8,919
Cash and cash equivalents, beginning of period           8,606           --
                                                     ---------    ---------
Cash and cash equivalents at end of period           $   7,189    $   8,919
                                                     =========    =========

Supplemental disclosures of cash flow information:
Cash paid for interest                               $   1,486    $     265
                                                     =========    =========
Cash paid for income taxes                           $   1,599    $     673
                                                     =========    =========

Non cash investing activities:
Fair value of net assets acquired                                 $ 100,077
Value of common stock issued                                        (56,044)
Value of warrants issued                                                (50)
Notes issued                                                         (1,300)
                                                                  ---------
Net cash paid                                                        42,683
Cash acquired in acquisitions                                        (5,020)
                                                                  ---------
Net cash paid for acquisitions                                    $  37,663
                                                                  =========


In 1999, non-cash financing activities included $1,199 of capital lease obligations incurred for equipment.

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

As further discussed in note 7 - "Sale of Company", the Company has signed a definitive agreement with the NCO Group, Inc. ("NCO") to sell the outstanding shares of Compass in exchange for NCO shares. This transaction is subject to shareholder approval. No adjustments have been made to the accompanying financial statements to reflect this possible transaction.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

Principles of Consolidation

         The consolidated financial statements include the accounts of Compass and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

         Certain balances presented for 1998 have been reclassified to conform to the 1999 presentation.

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

Earnings Per Share

         Basic and diluted earnings per share have been calculated based upon the provisions of FASB Statement No. 128, Earnings per Share. Basic earnings per share ("Basic EPS") for the three and six month periods ended June 30, 1999 reflect the number of shares of Common Stock outstanding for the entire period. The average market prices of the common stock for these periods were below the exercise prices of all outstanding options and warrants. Therefore, all outstanding options and warrants, totaling 957,425 would have had an anti-dilutive effect on earnings per share and have been excluded from the calculation of diluted earnings per share.

         The computation of Basic EPS for the six months ended June 30, 1998 reflects the number of shares of Common Stock outstanding (1,682,769) attributable to BGL Capital Partners, LLC and Compass management from January 1, 1998 until February 27, 1998, the number of shares following the Founding Companies Acquisitions and Offering (11,218,460) from February 27, 1998 until March 25, 1998, the number of shares following the exercise of the underwriters' overallotment option (11,883,460) from March 25, 1998 until the respective dates of the Purchase Acquisitions that occurred during the three months ended June 30, 1998 and the number of shares then outstanding (13,108,067) for the remainder of the period ended June 30, 1998.

         The computation of Basic EPS for the three months ended June 30, 1998 reflects the number of shares of Common Stock outstanding as of April 1, 1998 (11,833,460) plus the effect of the additional shares issued in connection with the Purchase Acquisitions from their respective dates for the remainder of the three months ended June 30, 1998.

         Diluted earnings per share ("Diluted EPS") for the three and six months ended June 30, 1998 include the effect of shares issuable for dilutive options and warrants outstanding, net of treasury shares that could be purchased in the open market based on the average closing share price for the periods presented.

Shares used in the calculation of EPS for the three and six month periods ended June 30, 1998 are as follows:


                                             Three Months    Six Months
                                                Ended           Ended
                                            June 30, 1998   June 30, 1998
                                            -------------   -------------
Basic (weighted average shares outstanding)   12,523,516      8,839,344
Effect of dilutive potential securities          142,375         89,800
                                              ----------     ----------
Shares used in calculation of Diluted EPS     12,665,891      8,929,144
                                              ==========     ==========


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


                                                           JUNE 30, 1998
                                                           -------------
                                                            (Unaudited)
         Net revenues                                         $88,881
         Operating income                                     $11,823
         Net income                                           $ 5,563
         Net income per share-basic                           $  0.39


NOTE 4 - CREDIT FACILITY

         At June 30, 1999, the Company was not in compliance with certain covenants under its $55 million credit facility, for which the Company has obtained a waiver through August 31, 1999. Subsequent to August 31, 1999, the lenders could demand immediate repayment of amounts outstanding under the facility; accordingly, the $53,700 of debt outstanding under the facility at June 30, 1999 has been classified as current.

         As described in note 7 - "Sale of Company", the Company has entered into a definitive agreement with NCO pursuant to which NCO will acquire the outstanding shares of the Company. This transaction is expected to close in August 1999. If, for some reason, this transaction is not completed, management will seek to revise the covenants for future periods to amounts that the Company projects it will be able to meet. There can be no assurances that these transactions can be consummated. However, the Company's inability to consummate these transactions may lead to circumstances where the lenders may demand immediate repayment of amounts outstanding under the facility. The requirement to repay such amounts within the next year, absent alternative long-term financing, may have a material adverse effect on the business and raise substantial doubt about the Company's ability to continue as a going concern.


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

         Selected information by industry segment is summarized below for the six months ended June 30, 1999 and 1998, respectively. The consolidated financial statements reflect the results of operations of Compass and its subsidiaries subsequent to the IPO. Therefore, the results of operations for the six months ended June 30, 1998 reflect four months of operating activity.


                                 ACCOUNTS
                                RECEIVABLE    PRINT &   TELESER-              CONSOLID-
                                MANAGEMENT     MAIL      VICES    CORPORATE     ATED
                                ----------     ----      -----    ---------     ----

Six months ended June 30, 1999
------------------------------
Net revenues                     $ 44,019   $ 28,925   $  8,649               $ 81,593
                                 ========   ========   ========               ========

Operating income                 $  5,899   $  1,021   $    454   $ (4,862)   $  2,512
                                 ========   ========   ========   ========    ========

Total assets                     $118,980   $ 42,188   $  7,625   $ 18,551    $187,344
                                 ========   ========   ========   ========    ========

Depreciation                     $    808   $  1,169   $    106   $    122    $  2,205
                                 ========   ========   ========   ========    ========

Capital Expend-
   itures                        $    292   $  3,097   $     89   $    365    $  3,843
                                 ========   ========   ========   ========    ========

Six months ended June 30, 1998
------------------------------

Net revenues                     $ 15,582   $ 20,375   $  6,217               $ 42,174
                                 ========   ========   ========               ========

Operating income                 $  2,466   $  2,647   $    344   $   (725)   $  4,732
                                 ========   ========   ========   ========    ========

Total assets                     $ 74,499   $ 41,452   $  8,357   $  6,118    $130,426
                                 ========   ========   ========   ========    ========

Depreciation                     $    430   $    593   $     84   $     --    $  1,107
                                 ========   ========   ========   ========    ========

Capital Expend-
   itures                        $    910   $  1,815   $     11   $    319    $  3,055
                                 ========   ========   ========   ========    ========


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. The statement is effective for fiscal years beginning after June 15, 2000 and defines a derivative and establishes common accounting principles for all types of instruments. The Company plans to adopt Statement No. 133 for the fiscal year ending December 31, 2001, however, management does not expect its adoption to have a significant impact on the Company's financial position, results of operations or cash flows.


NOTE 7 - SALE OF COMPANY

         On May 12, 1999, the Company signed a definitive agreement with the NCO Group, Inc. ("NCO"), a provider of accounts receivable management services, to exchange the outstanding shares of Compass in a stock transaction. Under the terms of the transaction, NCO will issue 0.23739 shares in exchange for each common share of Compass. The merger agreement with NCO is conditioned on Compass' sale of its Print and Mail segment. In this regard, Compass has signed a definitive agreement to sell the Print and Mail operations to that segment's current management team for total cash consideration of approximately $35.1 million plus the assumption of certain debt.

         These definitive agreements were filed with the Securities and Exchange Commission as part of the combined NCO-Compass Proxy statement/prospectus dated July 20, 1999. A meeting of the Company's shareholders to approve the NCO merger is scheduled for August 18, 1999 and the transactions are expected to close in August 1999.

         In connection with the merger transaction, Compass stockholders who own approximately 6,067,900 shares of common stock, representing approximately 42% of outstanding common shares as of the record date have entered into voting agreements with NCO in which these stockholders have agreed to vote their shares in favor of the merger.

         Operating results for the Print and Mail segment are presented in Note 5 - "Business Segments". Such results do not reflect an allocation of corporate overhead costs, a portion of which are not expected to be incurred if the segment were sold. At June 30, 1999, the net assets being sold had a net book value of approximately $32,449.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Compass and related notes thereto included herein and in the Company's Form 10-K as amended and filed with the Securities and Exchange Commission.

Presented below are discussions of the Company's results of operations on both a historical and pro forma basis. Although the Company was formed in April, 1997, there were no operating activities prior to the IPO and the closing of the Founding Companies Acquisitions. Furthermore, since the Founding Companies Acquisitions did not occur until March 4, 1998, the historical operating results for the six-months ended June 30, 1998 include only four months of results from the Founding Companies and include the results for the subsequent acquisitions from their respective dates of acquisition. Accordingly, management has also provided a discussion of the pro forma operating results, which the reader might find useful.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998- HISTORICAL

NET REVENUES. Net revenues for the three months ended June 30, 1999 increased $6.3 million, or 18.6%, from $33.6 million for the three months ended June 30, 1998 to $39.9 million for the three months ended June 30, 1999.

         Net revenues for the Accounts Receivable Management segment increased $9.7 million or 82.9% from $11.7 million to $21.4 million. Companies acquired during and subsequent to the second quarter of 1998 provided $10.2 million of increased net revenues. On a comparative basis, revenues from the founding companies decreased $0.5 million as the pending sale of the Company has affected the generation of new business.

         Net revenues for the Print and Mail segment decreased $3.1 million or 18.0%, from $17.2 million to $14.1 million. The segment continued to be affected by its largest customer, who, in late 1998, as a result of competitive pressures, changed direct mail advertising campaigns from long-run print and mail roll-outs to short run test packages. Net revenues from this customer in the current quarter were $5.2 million less than the same quarter of the prior year. This decrease in net revenue was partially offset by $2.1 million in net revenue growth from both existing and new accounts.

         Net revenues for the Teleservices segment decreased $0.3 million, or 6.4%, from $4.7 million to $4.4 million. This decrease is attributable to the temporary reduction of business from one client as a result of internal issues at that client and as a result of the relocation of a major call processing facility.

COST OF REVENUES. Cost of revenues for the three months ended June 30, 1999 increased $5.5 million, or 24.2% from $22.7 million for the prior year three-month period to $28.2 million for the current year three month period. Cost of revenues as a percentage of net revenues amounted to 70.6% for the 1999 period as compared to 67.6% for the 1998 period.

         Cost of revenues for the Accounts Receivable Management segment increased $7.4 million or 110.4%, from $6.7 million to $14.1 million. As a percentage of net revenue, cost of revenues amounted to 65.9% in the current quarter as compared to 57.3% for the same quarter of the prior year.

The companies acquired after the second quarter of 1998 provided cost structures that were higher than those incurred in the second quarter of 1998.

         Cost of revenues for the Print and Mail segment decreased $1.6 million or 13.0%, from $12.3 million to $10.7 million. As a percentage of net revenues, these costs amounted to 75.9% for the 1999 period as compared to 71.5% for the same period of 1998. The increase reflects the excess capacity resulting from reduced levels of business in the current quarter as compared to the same quarter of the prior year and additional occupancy costs as the segment consolidates into a larger facility.

         Cost of sales for the Teleservices segment decreased $0.3 million, or 8.1%, from $3.7 million to $3.4 million. As a percentage of net revenues, these costs amounted to 77.3% for the 1999 period as compared to 78.7% for the same period of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 1999 period increased $3.5 million, or 52.9%, from $6.6 million to $10.0 million. As a percentage of net revenues, such expenses increased to 25.1% in 1999 from 19.5% in 1998.

         Selling, general and administrative expenses in the Accounts Receivable Management segment increased $1.7 million or 60.7% from $2.8 million to $4.5 million. The increase is associated to the companies acquired subsequent to the second quarter of 1998.

         Selling, general and administrative expenses in the Print and Mail segment remained consistent at $2.7 million.

         Selling, general and administrative expenses in the Teleservices segment increased $0.2 million, or 28.6%, from $0.7 million to $0.9 million. The increase is comprised of facility moving and close down costs, duplicate facility costs and increased payroll costs.

         Corporate expenses increased $1.6 million or 533.3% from $0.3 million to $1.9 million. The increase is represented by: (a) severances, bonuses and relocation costs of $0.5 million, (b) increases in employee related costs in the amount of $0.3 million and (c) other costs including advertising, director costs, public company costs and insurance of $0.8 million.

MERGER RELATED EXPENSES. Merger related expenses for the 1999 period amounted to $1.0 million and include the costs associated with the sale of the Company to NCO and the sale of the Print and Mail segment including legal, accounting, advisory and other costs directly associated with the transactions.

GOODWILL AMORTIZATION. Goodwill amortization increased $0.4 million or 80.0%, from $0.5 million for the quarter ended June 30, 1998 to $0.9 million for the quarter ended June 30, 1999 as a result of acquisitions made subsequent to the second quarter of 1998.

INTEREST EXPENSE. Interest expense amounted to $1.3 million in the current period, as compared to $0.2 million for the prior period. The interest primarily relates to borrowings under the Company's credit facility, which were used to make acquisitions and loans to selling shareholders in connection with the acquisition of their companies, and to interest imputed on capital leases.

INCOME TAXES. The effective income tax rates used for the 1999 and 1998 periods exceeded the statutory rate of 35% as a result of the non-deductibility of goodwill arising primarily from the stock acquisitions and, for 1998, state income taxes.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998-PRO FORMA

         Pro forma results of operations presented below assume that all of the acquisitions in the Accounts Receivable Management segment occurred on January 1, 1998 and reflect certain pro forma adjustments within that segment. All of the acquisitions in the Print and Mail segment were made as of the beginning of the second quarter of 1998 and the Teleservices segment was included in the historical results of operations for the entire second quarter of 1998. See Note 3 of Notes to the Consolidated Financial Statements.

(Dollars in thousands)
                                            THREE MONTHS ENDED JUNE 30,
                                            1999                   1998
                                            ----                   ----
Net revenues                               $39,873               $43,409
Cost of revenues                            28,169                29,182
                                           -------               -------
      Gross Profit                          11,704                14,227
Selling, general and
   administrative expenses                  10,016                 7,832
Merger related expenses                      1,009                     -
Goodwill amortization                          889                   780
                                           -------               -------
      Operating (loss) income              $  (210)              $ 5,615
                                           =======               =======

NET REVENUES. Net revenues decreased $3.5 million, or 8.1%, from $43.4 million for the three months ended June 30, 1998 to $39.9 million for the three months ended June 30, 1999.

         Net revenues for the Accounts Receivable Management segment decreased $0.1 million, or 0.5%, from $21.5 million to $21.4 million.

         Net revenues for the Print and Mail segment decreased $3.1 million or 18.0%, from $17.2 million to $14.1 million. The segment continued to be affected by its largest customer, who, in late 1998, as a result of competitive pressures, changed direct mail advertising campaigns from long-run print and mail roll-outs to short run test packages. Net revenues from this customer in the current quarter were $5.2 million less than the same quarter of the prior year. This decrease in net revenue was partially offset by $2.1 million in net revenue growth from both existing and new accounts.

         Net revenues for the Teleservices segment decreased $0.3 million, or 6.4%, from $4.7 million to $4.4 million. This decrease is attributable to the temporary reduction of business from one client as a result of internal issues at that client and as a result of the relocation of a major call processing facility.

COST OF REVENUES. Cost of revenues decreased $1.0 million, or 3.4%, from $29.2 million for the prior year three-month period to $28.2 million for the current year three-month period. Cost of revenues as a percentage of net revenues amounted to 70.6% for the 1999 period as compared to 67.2% for the 1998 period.

         Cost of revenues for the Accounts Receivable Management segment increased $1.0 million or 7.6%, from $13.1 million to $14.1 million. As a percentage of net revenues, these costs amounted to 65.9% in the current period as compared to 60.9% in the prior period. This increase is primarily reflected in labor costs associated with the segment.

         Cost of revenues for the Print and Mail segment decreased $1.7 million or 13.7%, from $12.4 million to $10.7 million. As a percentage of net revenues, these costs amounted to 75.9% for the 1999 period as compared to 72.1% for the same period of 1998. The increase reflects the excess capacity resulting from reduced levels of business in the current quarter as compared to the same quarter of the prior year and additional occupancy costs as the segment consolidates into a larger facility.

         Cost of sales for the Teleservices segment decreased $0.3 million, or 8.1%, from $3.7 million to $3.4 million. As a percentage of net revenues, these costs amounted to 77.3% for the 1999 period as compared to 78.7% for the same period of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 1999 period increased $2.2 million, or 27.9%, from $7.8 million to $10.0 million.

         Selling, general and administrative expenses in the Accounts Receivable Management segment increased $1.0 million or 28.5%, from $3.5 million to $4.5 million. Actual administrative costs include the effects of increased head count as compared to the pro forma period.

         Selling, general and administrative expenses in the Print and Mail segment remained consistent at $2.7 million.

         Selling, general and administrative expenses in the Teleservices segment increased $0.2 million, or 28.6%, from $0.7 million to $0.9 million. The increase is comprised of facility moving and close down costs, duplicate facility costs and increased payroll costs.

         Corporate expenses increased $1.0 million or 111.1%, increasing from $0.9 million to $1.9 million. The increase is represented by: (a) severances, bonuses and relocation costs of $0.4 million and (b)employee related costs in the amount of $0.6 million.

MERGER RELATED EXPENSES. Merger related expenses in 1999 amounted to $1.0 million and include the costs associated with the sale of the Company to NCO and the sale of the Print and Mail segment including legal, accounting, advisory and other costs directly associated with the transactions.

GOODWILL AMORTIZATION. Goodwill amortization increased $0.1 million or 12.5%, from $0.8 million to $0.9 million as a result of acquisitions made subsequent to the second quarter of 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998-HISTORICAL

Historical operations for the six months ended June 30, 1999 include the Company and its consolidated subsidiaries for the entire six month period. Since the Founding Companies Acquisitions did not occur until March 4, 1998, the historical operating results for the six-months ended June 30, 1998 include only four months of results from the Founding Companies and include the results for the subsequent acquisitions from their respective dates of acquisition.

NET REVENUES. Net revenues for the six months ended June 30, 1999 amounted to $81.6 million. Among the segments, Accounts Receivable Management contributed $44.0 million, or 53.9%, Print and Mail contributed $28.9 million, or 35.4%, and Teleservices contributed $8.7 million, or 10.7%.

         Net revenues for the six months ended June 30, 1998 amounted to $42.2 million. Among the segments, Accounts Receivable Management contributed $15.6 million, or 37.0%, Print and Mail contributed $20.4 million or 48.3% and Teleservices contributed $6.2 or 14.7%.

COST OF REVENUES. Cost of revenues for the six months ended June 30, 1999 were $56.8 million, or 69.6% of net revenues. By segment, cost of revenues for Accounts Receivable Management amounted to $28.0 million, or 63.6% of segment net revenues. Cost of revenues for Print and Mail amounted to $22.2 million, or 76.8% of segment net revenues. Cost of revenues for Teleservices amounted to $6.6 million, or 75.8% of net revenues.

         Cost of revenues for the six months ended June 30, 1998 amounted to $28.1 million or 66.6% of net revenues. Among the segments, cost of revenues for Accounts Receivable Management amounted to $8.9 million, or 57.1% of net revenues. Cost of revenues for Print and Mail amounted to $14.4 million, or 70.6% of net revenues. Cost of revenues for Teleservices amounted to $4.8 million, or 77.4% of net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 1999 were $19.2 million, or 23.5% of net revenues. Selling, general and administrative expenses in the Accounts Receivable Management segment amounted to $8.9 million, or 20.2% of segment net revenues. Selling, general and administrative expenses in the Print and Mail segment amounted to $5.5 million, or 19.0% of segment net revenues. Selling, general and administrative expenses for the Teleservices segment amounted to $1.6 million, or 18.4% of segment net revenues. Corporate expenses amounted to $3.2 million.

         Selling, general and administrative expenses for the six months ended June 30, 1998 were $8.7 million or 20.6% of net revenues. Selling, general and administrative expenses in the Accounts Receivable Management segment amounted to $3.9 million, or 25.0% of segment net revenues. Selling, general and administrative expenses in the Print and Mail segment amounted to $3.2 million, or 15.7% of segment net revenues. Selling, general and administrative expenses for the Teleservices segment amounted to $1.0 million, or 16.1% of segment net revenues. Corporate expenses amounted to $0.6

MERGER RELATED EXPENSES. Merger related expenses in 1999 amounted to $1.3 million and include the costs associated with the sale of the Company to NCO and the sale of the Print and Mail segment including legal, accounting, advisory and other costs directly associated with the transactions.

GOODWILL AMORTIZATION. Goodwill amortization increased $1.1 million or 157.1%, from $0.7 million to $1.8 million as a result of acquisitions made subsequent to the second quarter of 1998.

INTEREST EXPENSE. Interest expense amounted to $2.5 million in the current period. The interest primarily relates to borrowings under the Company's credit facility, which were used to make acquisitions and loans to selling shareholders in connection with the acquisition of their companies, and to interest imputed on capital leases.

         Interest expense for the 1998 period was $0.1 million.

INCOME TAXES. The effective income tax rates used for the 1999 and 1998 periods were higher than the statutory rate of 35% as a result of the effects of state income taxes and the non-deductibility of goodwill arising primarily from the stock acquisitions.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998-PRO FORMA

         Pro forma results of operations presented below assume that the IPO, the Founding Companies Acquisitions and the subsequent acquisitions occurred on January 1, 1998 and reflect certain pro forma adjustments. See Note 3 of Notes to the Consolidated Financial Statements.

(Dollars in thousands)
                                         SIX MONTHS ENDED JUNE 30,
                                         1999                 1998
                                         ----                 ----
Net revenues                            $81,593             $88,881
Cost of revenues                         56,809              58,538
                                        -------             -------
      Gross Profit                       24,784              30,343
Selling, general and
   administrative expenses               19,183              16,960
Merger related expenses                   1,312                   -
Goodwill amortization                     1,777               1,560
                                        -------             -------
      Operating income                  $ 2,512             $11,823
                                        =======             =======

NET REVENUES. Net revenues decreased $7.3 million, or 8.2%, from $88.9 million for the six months ended June 30, 1998 to $81.6 million for the six months ended June 30, 1999.

         Net revenues for the Accounts Receivable Management segment increased $0.1 million or 0.2%, from $43.9 million to $44.0 million.

         Net revenues for the Print and Mail segment decreased $6.5 million or 18.5%, from $35.4 million to $28.9 million. Net revenues from the segment's largest customer decreased $8.4 million for the six month period ended June 30, 1999 as compared to the same period of the prior year. This decrease has been partially offset by $2.1 million in net revenue growth from both existing and new accounts.

         Net revenues for the Teleservices segment decreased $0.8 million, or 8.4%, from $9.4 million to $8.7 million. This decrease is attributable to the temporary reduction of business from one client as a result of internal issues at that client, the implementation of a strategy designed to replace high volume but low margin business with more profitable client relationships, and as a result of the relocation of a major call processing center to a new facility.

COST OF REVENUES. Cost of revenues decreased $1.7 million, or 2.9%, from $58.5 million for the prior year six-month period to $56.8 million for the current year six month period. Cost of revenues as a percentage of net revenues amounted to 69.6% for the 1999 period as compared to 65.9% for the 1998 period.

         Cost of revenues for the Accounts Receivable Management segment increased $1.6 million or 6.1% from $26.4 million to $28.0 million. As a percentage of net revenues, these costs amounted to 63.6% for the current period as compared to 60.1% for the same period of the prior year. The increase is primarily attributable to staffing levels that have increased at a more rapid pace than revenues have grown.

       Cost of revenues for the Print and Mail segment decreased $2.7 million or 10.9%, from $24.9 million to $22.2 million. As a percentage of net revenues, these costs amounted to 76.8% for the six months ended June 30, 1999 as compared to 70.3% for the six months ended June 30, 1998. The increase as a percentage of net revenues reflects the excess capacity resulting from reduced levels of business in the current period as compared to the prior period.

         Cost of revenues for the Teleservices segment decreased $0.6 million, or 8.3%, from $7.2 million to $6.6 million. As a percentage of net revenues, these costs amounted to 75.9% for the 1999 period as compared to 76.6% for the same period of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 1999 period increased $2.2 million, or 13.1%, from $17.0 million to $19.2 million. As a percentage of net revenues, such expenses increased to 23.5% in 1999 from 19.1% in 1998.

         Selling, general and administrative expenses in the Accounts Receivable Management segment increased $1.2 million or 15.6%, from $7.7 million to $8.9 million. Actual administrative costs include the effects of increased head count as compared to the pro forma period.

         Selling, general and administrative expenses in the Print and Mail segment decreased $0.2 million or 3.5%, from $5.7 million to $5.5 million. The benefits of cost reduction programs instituted at most of the segments locations are reflective of the reduction.

         Selling, general and administrative expenses in the Teleservices segment decreased $0.2 million, or 11.1%, from $1.8 million to $1.6 million. The decrease reflects efficiencies gained from improved systems in the areas of administration and client services, offset by the cost of closing and moving one of the call centers.

Corporate expenses increased $1.4 million or 41.2%, from $3.4 million to $4.8 million. The increase is represented by: (a) severances, bonuses and relocation costs of $0.5 million and (b) other costs including advertising, director costs, public company costs and insurance of $0.9 million.

MERGER RELATED EXPENSES. Merger related expenses in 1999 amounted to $1.3 million and include the costs associated with the sale of the Company to NCO and the sale of the Print and Mail segment including legal, accounting, advisory and other costs directly associated with the transactions.

GOODWILL AMORTIZATION. Goodwill amortization increased $0.2 million or 12.5%, from $1.6 million to $1.8 million as a result of acquisitions made subsequent to the second quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, net cash provided by operating activities amounted to $6.6 million. Operating activities included $3.6 million of earnings before depreciation and amortization. Changes in operating assets and liabilities added an additional $3.0 million in net cash.

         Cash used in investing activities for the first six months of 1999 included net cash paid for acquisitions completed in 1998, primarily related to earn-out agreements, in the amount of $8.6 million, and $2.6 million in capital expenditures which were primarily comprised of purchases of equipment for Print and Mail Services.

         Financing activities for the six months ended June 30, 1999 generated net cash in the amount of $3.2 million. Of this amount, proceeds in the amount of $5.7 million were borrowed under the Company's revolving credit facility (which is further discussed in the following paragraphs). Financing activities that required cash included the repayment of acquired debt in the amount of $1.3 million and repayments of capital lease obligations of $1.1 million.

         At June 30, 1999, borrowings under the Agreement totaled $53.7 million, there were $0.8 million in outstanding letters of credit and $0.5 million remained available for borrowing. An additional $0.5 million was borrowed in July 1999 and a letter of credit in the amount of $0.1 was cancelled. The Company expects to pay an additional $1.1 million with respect to an earn out agreement during 1999. In addition, the Company anticipates that the integration and consolidation of acquired print and mail companies will result in cash payments of approximately $0.4 million in 1999, which will be funded by operations.

         At June 30, 1999, the Company was not in compliance with certain covenants under its $55 million credit facility, for which the Company has obtained a waiver through August 31, 1999. Subsequent to August 31, 1999, the lenders could demand immediate repayment of amounts outstanding under the facility; accordingly, the $53.7 million of debt outstanding under the facility at June 30, 1999 has been classified as current.

         As described in note 7 - "Sale of Company", the Company has entered a definitive agreement with NCO pursuant to which NCO will acquire the outstanding shares of the Company. This transaction is expected to close in August 1999. If, for some reason, this transaction is not completed, management will seek to revise the covenants for future periods to amounts that the Company projects it will be able to meet. There can be no assurances that these transactions can be consummated. However, the Company's inability to consummate these transactions may lead to circumstances where the lenders may demand immediate repayment of amounts outstanding under the facility. The requirement to repay such amounts within the next year, absent alternative long-term financing, may have a material adverse effect on the business and raise substantial doubt about the Company's ability to continue as a going concern.


SEASONALITY

         The operations of Compass are not subject to seasonal factors that have a material impact on the results of operations.


RECENT DEVELOPMENTS

         On May 12, 1999, the Company signed a definitive agreement with NCO, a provider of accounts receivable management services, to exchange the outstanding shares of Compass in a stock transaction. Under the terms of the transaction, NCO will issue 0.23739 shares in exchange for each common share of Compass. The merger agreement with NCO is conditioned on Compass' sale of its Print and Mail segment. In this regard, Compass has signed a definitive agreement to sell the Print and Mail operations to that segment's current management team for total cash consideration of approximately $35.1 million plus the assumption of certain debt.

         These definitive agreements were filed with the Securities and Exchange Commission as part of the combined NCO-Compass Proxy statement/prospectus dated July 20, 1999. A meeting of the Company's shareholders to approve the NCO merger is scheduled for August 18, 1999 and the transactions are expected to close in August 1999.

         In connection with the merger transaction, Compass stockholders who own approximately 6,067,900 shares of common stock, representing approximately 42% of outstanding common shares as of the record date, have entered into voting agreements with NCO in which these stockholders have agreed to vote their shares in favor of the merger. In addition, these stockholders have agreed to contribute to Compass, shares of common stock with an aggregate value of $5.0 million immediately prior to the completion of the merger. The effect of this contribution will be to reduce the number of shares, which would otherwise be issued by NCO in the merger.

         On May 14, 1999, a purported stockholder class action suit was filed in the Delaware Court of Chancery against Compass, NCO and members of Compass' board of directors. The complaint alleged, among other matters, that the Compass board of directors breached their fiduciary duties to Compass stockholders by failing to maximize stockholder value and by agreeing to an unfair and inadequate merger, and that NCO aided and abetted this alleged breach of fiduciary duty. On July 19, 1999, the attorneys for all parties entered into a memorandum of understanding containing an agreement in principle for the settlement of the litigation. The principal terms of the settlement, which is subject to court approval, include the following:

         (a) The $5 million reduction in the number of shares of NCO common stock to be issued in the merger will be borne entirely by the stockholders signing voting agreements and not by other public stockholders of Compass;

         (b) In the event that the average closing price of NCO common stock during the five trading days ending one day before the Compass stockholder meeting to approve the merger is less than $29.50 per share, NCO will pay an additional 43,684 shares of NCO common stock, to be distributed pro rata to holders of shares of Compass stock, other than with respect to shares beneficially owned by the individual defendants, which payment will result in additional payment of approximately 0.00393 shares of NCO common stock per share of Compass common stock, so that each stockholder of Compass other than the shares beneficially owned by the individual defendants, will receive total payment in the merger of 0.24138 shares of NCO common stock for each share of Compass common stock;

         (c) The litigation will be certified as a class action on behalf of all persons who owned Compass common stock on or after May 13, 1999 and all claims that were or could have been asserted in the litigation on behalf of the class, or that otherwise relate to the merger, will be released and forever barred; and

         (d) Plaintiffs' counsel will apply for an award of attorneys' fees and expenses in an amount not to exceed $250. Such amount will be paid through existing insurance coverage.


YEAR 2000

         The Company has been addressing identified Year 2000 issues, which resulted from the inventory and prioritization processes previously undertaken. All mission-critical Year 2000 issues have been remediated, or are expected to be remediated by August 31, 1999 except for a system upgrade involving

Delivery Verification Service, Inc, a subsidiary of the company, which is expected to be upgraded in September 1999. Additionally, the Company has communicated with landlords, significant vendors and other critical service providers to determine if such parties are year 2000 compliant or have effective plans in place to address the year 2000 issue and to determine the extent of the Company's vulnerability to the failure of such parties to remediate such issues. It has received responses from many of these third parties and is awaiting responses and/or re-contacting the non-responding third parties. None of the responses received to date have identified any Year 2000 issues which are not on-track to be remediated well in advance of the requisite date(s). The Company will continue to assess its risks and develop appropriate contingency plans as needed if responses from landlords, significant vendors and other critical service providers so warrant. The Company does not believe that the costs of modifications, upgrades or replacements which would not have been incurred but for the Year 2000 issue will be material.

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

         At June 30, 1999, the Company had $13.7 million of debt subject to variable interest rates. A one- percent change in interest rates would impact interest expense by $0.14 million with respect to the amount of debt that is subject to variable interest rates.

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

         In February 1998, the defendants in the above-described lawsuit filed two lawsuits in the New York Supreme Court. The first lawsuit, filed by Mr. Burgio, names as defendants Mid-Continent, its New York subsidiary, and William Vallecorse, an employee of the subsidiary, and alleges (i) breach of contract;
(ii) breach of contract and constructive discharge; (iii) fraud; (iv) tortious interference with employment contract; and (v) unjust enrichment. The complaint seeks aggregate damages in excess of $1.3 million. The second lawsuit, filed by Messrs. Burgio, Main and Luksch, names as defendants Mid-Continent, its New York subsidiary, Les J. Kirschbaum, Mr. Vallecourse and Michelle Helmer (an employee of the New York subsidiary), alleges defamation of Messrs. Burgio, Main and Luksch and seeks aggregate compensatory damages of $1.5 million in addition to punitive damages. The Company believes that the allegations against it and its co-defendants are without merit, however, because this litigation is still at an early state, its outcome cannot be predicted. The cases remain in the discovery stage. The former stockholders of Mid-Continent Agencies, Inc. agreed, in the purchase agreement whereby Compass agreed to purchase Mid-Continent, to indemnify the Company for losses and damages, if any, arising from these lawsuits. A related case was filed on March 18, 1999 in New York Supreme Court for Erie County against Compass International Services Corporation.

         In October 1998, a subsidiary of one of the Founding Companies, Bomar Credit Corporation, and Compass Receivable Management Corporation, a subsidiary of the Company, received a Civil Investigative Demand from the Federal Trade Commission's ("FTC") Chicago Regional Office requesting various categories of information relating to compliance with the Fair Debt Collection Practices Act. The Company has cooperated fully with the FTC's request, provided responsive documents to the FTC in February 1999 and has continued to provide additional information upon the FTC's request. Since the FTC is still reviewing the Company's submissions, an assessment of the duration and outcome, and associated liability and expense, if any, cannot reasonably be made at this time. However, there can be no assurances that future developments relating to this matter will not have a material adverse impact on the Company's business, financial condition or results of operations.

         In May 1999, a purported class action was filed on behalf of Compass shareholders challenging the fairness of the consideration provided for under the merger agreement with the NCO Group. A memorandum of understanding proposing settlement of this litigation was entered into on July 19, 1999. The litigation and its proposed settlement are discussed in the section above entitled "Recent Developments".

         In June 1999, Richard Alston, former Chief Financial Officer and then Executive Vice President for Corporate Development filed suit against the Company alleging breach of his employment agreement with the Company and seeking $800,000 in damages. The Company has answered the Complaint and intends to vigorously defend.

         The Company is not involved in any other legal proceedings material to the business, financial condition or results of operations of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.        EXHIBITS

                   10.1 Fifth Amendment dated June 15, 1999 to the Credit Agreement dated March 17, 1998 among the Company and Various Financial Institutions

                   10.2 Waiver dated August 12, 1999 to the Credit Agreement dated March 17, 1998 among the Company and Various Financial Institutions

         B.       FORM 8-K
                           No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999             COMPASS INTERNATIONAL SERVICES
                                   CORPORATION
                                   By: /s/ MAHMUD U. HAQ
                                   Mahmud U. Haq
                                   Chief Executive Officer